Form 10-K/A
period 1995-12-31
PAGEMART INC
filed 1996-05-06
CIK 922227

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------

                                  FORM 10-K/A


(Mark One)
    X         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
  -----       THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

              For the fiscal year ended December 31, 1995

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
  -----       THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

              For the transition period from _________ to _________

                          Commission File No. 0-24436

                            -----------------------

                                 PAGEMART, INC.
               (Exact name of registrant as specified in charter)

                   DELAWARE                       75-2283921
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)      Identification Number)

                    6688 NORTH CENTRAL EXPRESSWAY, SUITE 800
                              DALLAS, TEXAS 75206
                    (Address of principal executive offices)

     (Registrant's telephone number, including area code):  (214) 750-5809

                            -----------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS             ON WHICH REGISTERED
              -------------------            ---------------------
                     None                            None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

                            -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no established market for the registrant's common stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates. See Item 5 entitled "Market for the Registrant's Common Equity and Related Stockholder Matters" for additional information concerning the market for the registrant's common stock.

     As of March 1, 1996, 100 shares of the Registrant's Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

     The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

================================================================================

                                    PART I
ITEM 1.  BUSINESS


     PageMart, Inc. (the "Company") offers local, multi-city, regional and nationwide paging and other one-way wireless services in all 50 states, covering 90% of the population of the United States. The Company also provides services in Puerto Rico, the U.S. Virgin Islands and the Bahamas, and has recently initiated nationwide services in Canada. The Company employs a digital, state of the art transmission network that is 100% FLEX[Registered] enabled, allowing the use of high speed messaging technology thereby providing increased transmission capacity.


     The Company is the principal operating subsidiary of PageMart Wireless, Inc. ("Wireless"), the Company's parent. For information concerning the business of PageMart Wireless, Inc. and its subsidiaries, including the Company, see Wireless' Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995.

ITEM 2.  PROPERTIES

     The principal tangible assets of the Company are its paging network equipment. Paging network equipment utilized by the Company includes paging switching terminals, paging transmitters and a host of related equipment such as satellite and digital link controllers, satellite dishes, antennas, cable, etc. The Company continues to add equipment as it expands to new service areas. To date, it has not experienced any difficulty or delay in obtaining equipment as needed.

     The Company generally leases the locations used for its transmission facilities under operating leases. These leases, which are generally for five years or less, currently provide for aggregate annual rental charges of approximately $4.7 million. The Company does not anticipate difficulty in renewing these leases or finding equally suitable alternate facilities on acceptable terms. The Company also leases approximately 130,238 square feet of office space for its corporate headquarters in Dallas, Texas, at an annual cost of approximately $1.1 million and varying lesser amounts for local offices at other locations. Aggregate annual rental charges under the Company's local office leases are approximately $1.8 million.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the results of operations or financial condition of the Company.

     On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the Company, and discontinued plaintiff's paging services. In the complaint, plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the Company's common stock. As of March 1, 1996, all of the Company's common stock was held by Wireless.


     The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends to the holder of its common stock in the foreseeable future. Under Section 4.05 of the Indenture (the "12 1/4 % Indenture") related to the 12 1/4 % Senior Discount Notes due 2003 (the "12 1/4 % Notes") issued by the Company, neither the Company nor its subsidiaries are permitted to pay dividends on their respective capital stock. The payment of dividends on the Company's capital stock is also restricted by a financing agreement with a vendor.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three years ended December 31, 1995. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

GENERAL

     The Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. In addition, the Company sells and distributes wireless messaging equipment to subscribers, retailers and resellers. It earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses. See "-- Management's Presentation of Results of Operations."

     Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, customer service call centers and centralized administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a much larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations.
See " --Management's Presentation of Results of Operations."

     The Company's strategy is to expand its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to December 31, 1995, the number of units in service increased from 52,125 to 1,240,024. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1996 from its one-way wireless communications business. In addition, the Company plans to begin development and implementation of two-way wireless messaging services during 1996, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1996 or 1997, however it expects to generate significant revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation,

Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Telecommunications, Inc., and international expansion.


     Unlike most other paging carriers, the Company sells, rather than leases, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recoups a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This results in significantly lower capital expenditures, depreciation and amortization than if the Company leased such equipment to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. However, the Company expects to lease rather than sell a portion of its two-way messaging units. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).

     The Company sells its messaging equipment through multiple distribution channels including direct sales, third party resellers, private brand strategic alliances and local and national retail stores. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and to losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of the retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period. In general, the Company anticipates that, based on its recent experience, 90% of its units sold through retail distribution channels will be activated and in service within 75 days of shipment.

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1993, 1994 and 1995 were 3.7%, 3.4% and 2.5%, respectively.


     More than 90% of the Company's Average Revenue Per Unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder of additional ARPU is dependent on usage.

RESULTS OF OPERATIONS


     The Company's principal operations to date are its one-way domestic wireless messaging division. The following discussion of results of operations analyzes the results of the Company's one-way wireless messaging operations, unless otherwise indicated.


     Certain of the following financial information is presented on a per unit basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it is a meaningful comparison period to period given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

  FISCAL YEARS 1993, 1994 AND 1995

     Units in Service

     Units in service were 327,303, 772,730 and 1,240,024 as of December 31, 1993, 1994 and 1995, respectively. This represents a growth rate of 136% and 60% in 1994 and 1995, respectively. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third party reseller channels, as well as from private brand strategic alliance programs. According to industry sources, the paging industry in general has experienced growth rates of 29%, 38% and 25% for 1993, 1994 and 1995, respectively.

     Revenues

     Revenues for the fiscal years 1993, 1994 and 1995 were $50.7 million, $109.8 million and $159.2 million, respectively. Recurring revenues for airtime, voicemail and other services for the same periods were $24.2 million, $56.6 million and $101.5 million, respectively. Revenues from equipment sales and activation fees for 1993, 1994 and 1995 were $26.5 million, $53.2 million and $57.7 million, respectively. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to rapid growth in the number of units in service. The increase in equipment sales during 1995 was somewhat offset by a decline in the average price per unit sold.


     The Company's ARPU was $9.81, $8.64 and $8.62 in the final quarter of 1993, 1994 and 1995, respectively. The Company's ARPU declined in 1994 and 1995 primarily as a result of an increase in subscribers added through third-party resellers and distribution through private brand strategic alliance programs, both of which yield lower ARPU. ARPU is lower for subscribers added through third-party resellers and private brand strategic alliances because these are generally high volume customers that are charged reduced airtime rates. However, because third-party resellers and private brand strategic alliance partners are responsible for selling and marketing costs to the end-user, and billing, collection and other administrative costs associated with end-users, the Company does not incur these costs with respect to such subscribers. The decrease in 1995 was slightly offset by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voicemail and toll free numbers.


     Cost of Equipment Sold

     The cost of equipment sold in 1993, 1994 and 1995 was $28.2 million, $57.8 million and $64.0 million, respectively. The increase was directly related to the increase in the number of units sold partially offset by lower average pager prices paid to suppliers.

     Operating Expenses

     Technical expenses were $9.5 million, $16.2 million and $25.5 million in 1993, 1994 and 1995, respectively. The increase resulted primarily from the expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses were $3.55, $2.45 and $2.11 in 1993, 1994 and 1995, respectively. The per unit decreases were the result of increased operating efficiencies and economies of scale experienced with the growth of the Company's subscriber base.

     Selling expenses in 1993, 1994 and 1995 were $17.3 million, $31.3 million and $36.1 million, respectively. This increase resulted from greater marketing and advertising costs related to the significant growth in units sold as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the years ended December 31, 1993, 1994 and 1995, the Company added 210,269, 445,427 and 467,294 net new units in service, respectively. Sales and marketing employees increased from 305 at December 31, 1993 to 450 at December 31, 1994 and then decreased to 445 at December 31, 1995. Management believes the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "--Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $91, $81 and $91 for the years ended December 31, 1993, 1994 and 1995, respectively. The increase in 1995 was due to the addition of new sales offices, expansion of existing sales offices and an increase in the number of retail stores supported by the Company's marketing organization.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in 1993, 1994 and 1995 were $15.6 million, $29.8 million and $43.4 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. The Company increased the number of representatives in its customer service call centers from 69 on December 31, 1993 to 389 on December 31, 1994 and to 600 on December 31, 1995, and believes it operates one of the most extensive of such facilities in the paging industry. On an average cost per month per unit in service basis, general and administrative expenses were $5.84, $4.52 and $3.59 in 1993, 1994 and 1995, respectively. The per unit decreases were a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

     Depreciation and amortization in 1993, 1994 and 1995 was $5.1 million, $8.1 million and $13.3 million, respectively. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1995. As an average cost per month per unit in service, depreciation and amortization was $1.91, $1.23 and $1.10 for the years ended December 31, 1993, 1994 and 1995, respectively.

     Interest Expense

     Interest expense increased from $6.5 million in 1993 to $12.9 million in 1994 and $15.2 million in 1995. The increase in 1994 was due to interest related to the 12 1/4% Notes, partially offset by decreased borrowings under vendor financing agreements. The increase in 1995 was primarily the result of increased interest related to the 12 1/4% Notes, as well as increased borrowings under vendor financing agreements. Interest expense related to the 12 1/4% Notes was $2.0 million, $10.8 million and $11.8 million in 1993, 1994 and 1995, respectively.

     Net Loss

     The Company sustained net losses in 1993, 1994 and 1995 of $31.1 million, $45.8 million and $38.5 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

  COMPARISON WITH GAAP PRESENTATION

     The Company's audited Consolidated Financial Statements for the years ended December 31, 1993, 1994 and 1995, included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.


     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $(.46) during the first quarter of 1994 to $2.11 during the fourth quarter of 1995 due primarily to the Company's increase in subscribers, operating efficiency and resulting benefits in economies of scale.


     Separately, selling and marketing expenses (including loss on equipment sold) provide a measure of the costs associated with obtaining new subscribers that the Company needs to generate the incremental recurring revenue necessary to achieve profitability. Under the GAAP presentation, recurring revenues and equipment and activation revenues are aggregated and are not separately compared to the costs associated with each.

     The items included in management's presentation of the results of operations and their derivation from financial information presented in accordance with GAAP are described below.

         Recurring Revenues. Recurring revenues include periodic fees for airtime, voicemail, customized coverage options, toll free numbers, excess usage fees and other recurring revenues and fees associated with the subscriber base. Recurring revenues do not include equipment sales revenues or initial activation fees. Recurring revenues are the same under both the management and GAAP presentations.

         Service Expenses. Service expenses under the management presentation include technical, customer service, general and administrative and headquarters expenses, but do not include selling and marketing expenses, depreciation or amortization.

         Depreciation and Amortization. This item is the same under the management and GAAP presentations.

         Operating Profit Before Selling Expenses. Operating profit before selling expenses under the management presentation is equal to recurring revenues less service expenses and depreciation and amortization. Operating profit before selling expenses is not derived pursuant to GAAP.

         Selling Expenses. Selling expenses under the management presentation represent the cost to the Company of selling pagers and other messaging units to a customer, and are equal to selling costs (sales compensation, advertising, marketing, etc.) plus costs of units sold less revenues from equipment sales and activation fees. As described above, the Company sells rather than leases substantially all of the one-way messaging equipment used by subscribers. Selling expenses under the management presentation are not derived pursuant to GAAP. Net loss on equipment sales is not included in the GAAP presentation of selling expenses.

         Operating Income (Loss). This item is the same under the management and GAAP presentations.

         EBITDA. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the paging industry. EBITDA is not derived pursuant to GAAP and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. In the fourth quarter of 1995, the Company's EBITDA from its one-way operations became positive for the first time.


SELECTED QUARTERLY RESULTS OF OPERATIONS


     The table below sets forth management's presentation of results of one-way domestic operations and other data on a quarterly basis for the eight most recent fiscal quarters. This presentation should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP.



                                                                 THREE MONTHS ENDED
                                         --------------------------------------------------------------------------
                                         MARCH 31,    JUNE 30,        SEPTEMBER 30,      DECEMBER 31,     MARCH 31,
                                           1994         1994              1994              1994           1995
                                         ---------    --------        -------------      ------------    ----------
                                                                       (unaudited)
                                                            (IN THOUSANDS, EXCEPT OTHER DATA)
OPERATING DATA:
Recurring revenues.....................  $ 10,639     $ 12,946        $ 15,161            $ 17,902       $ 20,464
Service expenses.......................     9,485       10,632          12,160              13,688         15,157
Depreciation and amortization..........     1,658        1,876           2,217               2,354          2,802
                                         --------     --------        --------            --------       --------
Operating profit before
  selling expenses.....................      (504)         438             784               1,860          2,505
Selling expenses(1)....................     7,047        7,543           9,580              11,732          9,704
                                         --------     --------        --------            --------       --------
Operating income (loss)................  $ (7,551)    $ (7,105)       $ (8,796)           $ (9,872)      $ (7,199)
                                         ========     ========        ========            ========       ========
EBITDA.................................  $ (5,893)    $ (5,229)       $ (6,579)           $ (7,518)      $ (4,397)
                                         ========     ========        ========            ========       ========

OTHER DATA:
Units in service(2)....................   402,017      495,605         608,427             772,730        874,944
Net subscriber additions...............    74,314       93,588         112,822             164,303        102,214
ARPU(3)................................  $   9.73     $   9.62        $   9.15            $   8.64       $   8.28
Operating profit before selling
  expenses per subscriber
  per month(4).........................      (.46)         .33             .47                 .90           1.01
Selling expense per
  net subscriber addition(1)(5)........        95           81              85                  71             95
                                                      THREE MONTHS ENDED
                                            -----------------------------------------
                                             JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                              1995           1995           1995
                                            ---------    -------------   ------------
                                                          (unaudited)
                                                (IN THOUSANDS, EXCEPT OTHER DATA)
OPERATING DATA:
Recurring revenues.....................     $ 23,387       $ 26,994       $ 30,658
Service expenses.......................       16,208         18,192         19,258
Depreciation and amortization..........        3,091          3,469          3,910
                                            --------       --------       --------
Operating profit before
  selling expenses.....................        4,088          5,333          7,490
Selling expenses(1)....................       10,614         10,889         11,181
                                            --------       --------       --------
Operating income (loss)................     $ (6,526)      $ (5,556)      $ (3,691)
                                            ========       ========       ========
EBITDA.................................     $ (3,435)      $ (2,087)      $    219
                                            ========       ========       ========

OTHER DATA:
Units in service(2)....................    1,008,683      1,131,464      1,240,024
Net subscriber additions...............      133,739        122,781        108,560
ARPU(3)................................     $   8.28       $   8.41       $   8.62
Operating profit before selling
  expenses per subscriber
  per month(4).........................         1.45           1.66           2.11
Selling expense per
  net subscriber addition(1)(5)........           79             89            103


- ---------------
(1) Includes loss on sale of equipment.

(2) Stated as of the end of each period.


(3) Calculated by dividing recurring revenues for the quarter by the average number of units in service during that quarter.


(4) Calculated by dividing operating profit before selling expenses (selling expenses include loss on sale of equipment) for the quarter by the average number of units in service during that quarter. Stated as the monthly average for the quarter.

(5) Calculated by dividing selling expenses, including loss on sale of equipment, for the quarter by the net subscriber additions for the quarter.

     PageMart, Inc. cautions readers that any forward-looking statements contained in this Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for 1996 and beyond to differ materially from those expressed in any such forward-looking statements -- economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; changes in regulation by the Federal Communications Commission and various state regulatory agencies; and the ability of the Company to obtain financing to construct the transmission network for two-way services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this 10-K:

       (1) Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

       (2) Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

       (3)   Exhibits Required by Item 601 of Regulation S-K.

         (A)  EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
- -------                             ----------------------
3(i)**       Restated Certificate of Incorporation of PageMart, Inc.

3(ii)*       By-laws of PageMart, Inc.

4.1**        Indenture, dated as of October 19, 1993, between PageMart,
             Inc. and United States Trust Company of New York, as Trustee, relating to the 12 1/4% Senior Discount Notes due 2003

10.1**       Warrant Agreement, dated as of October 19, 1993, between
             PageMart, Inc. and United States Trust Company of New York, as
             Warrant Agent, relating to the Warrants to purchase Common Stock of the Company.

10.2** Telecommunications Service Agreement, dated May 29, 1992, between PageMart, Inc. and WilTel, Inc.

10.3**       Equipment Lease Agreement, dated May 20, 1992, between
             PageMart, Inc. and Glenayre Electronics, Inc.

10.4**       First Addendum to Equipment Lease Agreement, dated May 20,
             1992, between PageMart, Inc. and Glenayre Electronics, Inc.

10.5**       Amendment No. 2 to Equipment Lease Agreement, dated
             October 18, 1993, between PageMart, Inc. and Glenayre
             Electronics, Inc.

10.6** Lease Agreement and Addendum, dated January 10, 1990, between Kingston Houston Partners I, Ltd. and PageMart, Inc.

10.7**       Expansion and Extension of Lease Agreement, dated April 7,
             1993, between Kingston Houston Partners I, Ltd. and PageMart,
             Inc.

10.8**       Office Lease Agreement, dated January 29, 1992, between
             Dallas Central Development Corp. and PageMart, Inc.

10.9**       First Amendment to Office Lease Agreement, dated July 29,
             1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart, Inc.

10.10**      Second Amendment to Office Lease Agreement, dated December 1,
             1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart, Inc.

10.11**      Third Amendment to Office Lease Agreement, dated December 29,
             1992, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart, Inc.

10.12**      Fourth Amendment to Office Lease Agreement, dated July 21,
             1993, between Fulcrum Central Ltd., as successor in interest to Dallas Central Development Corp., and PageMart, Inc.

10.13**      License Agreement, dated May 12, 1994, between PageMart,
             Inc., licensee, and International Business Machines Corporation, licensor.

10.14** Sales Contract, dated January 21, 1994, between PageMart, Inc., buyer, and Mitsui Comtek Corporation, seller.

10.15** Resale Agreement, dated November 1, 1993, between PageMart, Inc., licensor, and GTE Service Corporation, licensee.

10.16**      Financing and Security Agreement between Motorola and
             Pagemart, Inc. dated May 18, 1994.

10.17**      Subscription Agreement, dated June 9, 1994, between
             PageMart, Inc. and Fomento Empresarial Regiomontano, S.A.
             de C.V.

10.18**      Letter of Intent, dated June 9, 1994, between PageMart,
             Inc. and Fomento Empresarial Regiomontano, S.A. de C.V.

10.19*       Strategic Alliance Agreement No. 1, dated September 15,
             1994, between GTE Service Corporation and PageMart, Inc.

10.20*       Strategic Alliance Agreement No. 2, dated October 13,
             1994, between GTE Service Corporation and PageMart, Inc.

10.21* Secured promissory note of John D. Beletic, as Maker, in favor of PageMart, Inc. dated January 28, 1994, in the amount of $97,800.

10.22* Secured promissory note of John D. Beletic, as Maker, in favor of PageMart, Inc. dated November 29, 1994, in the amount of $200,000.

10.23* Agreement of Reorganization and Plan of Merger, dated as of December 5, 1994, between PageMart, Inc., PageMart Nationwide,
             Inc. and PM Merger Corp.

10.24+       Receivables Purchase Agreement between PageMart, Inc. and
             PageMart Nationwide, Inc., dated as of May 11, 1995.

10.25+       Inventory Sale Agreement between PageMart, Inc. and
             PageMart Nationwide, Inc., dated as of May 11, 1995.

10.26+       Satellite Services and Space Segment Lease Agreement, dated
             January 2, 1995, between PageMart, Inc. and SpaceCom Systems,
             Inc.

10.27*** Secured promissory note of John D. Beletic, as Maker, in favor of PageMart Nationwide, Inc. dated May 11, 1995, in the amount of $21,000.

10.28***     Subscription Agreement dated as of July 7, 1995 among
             PageMart Nationwide, Inc., PageMart Canada Holding Corporation and TD Capital Group Ltd.

10.29***     Agreement Among Stockholders among PageMart Nationwide,
             Inc., PageMart International, Inc., TD Capital Group Ltd.,
             PageMart Canada Holding Corporation and PageMart Canada Limited.

10.30***     Equipment Purchase Agreement between Motorola, Inc. and
             PageMart Wireless, Inc. (1)

10.31***     Technology Asset Agreement dated as of December 1, 1995
             between Motorola, Inc. and PageMart Wireless, Inc. (1)

21.1*        PageMart, Inc. Subsidiaries.

27.1****     Financial Data Schedule for the year ended December 31, 1995.



* Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1994.

** Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-78054).

***  Previously filed.


**** Filed herewith.


+ Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-81084).

(1) The Company has requested confidential treatment for certain portions of this agreement.

    (B)  REPORTS ON FORM 8-K

    A current report on Form 8-K dated October 6, 1995 was filed with the Securities and Exchange Commission on October 17, 1995 and disclosed that the Certificate of Incorporation of the Company's parent had been amended. No financial statements were filed therewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 6, 1996


                              PAGEMART INC.
                              (Registrant)


                              By:            /s/ JOHN D. BELETIC
                                 -----------------------------------------------
                                                 John D. Beletic
                                 Chairman, President and Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                   TITLE                                                          DATE
       ---------                   -----                                                          ----
 /s/ JOHN D. BELETIC                Chairman, President and Chief Executive Officer
- ---------------------------         (Principal Executive Officer)                              May 6, 1996
    John D. Beletic

  /s/ G. CLAY MYERS                 Vice President, Finance, Chief Financial Officer
- ---------------------------         and Treasurer (Principal Financial and
     G. Clay Myers                  Accounting Officer)                                        May 6, 1996


                                    Director
- ---------------------------
     Frank V. Sica

/s/ GUY L. DE CHAZAL                Director                                                   May 6, 1996
- ---------------------------
   Guy L. de Chazal

 /s/ ARTHUR PATTERSON               Director                                                   May 6, 1996
- ---------------------------
   Arthur Patterson

                                    Director
- ---------------------------
   Andrew C. Cooper

 /s/ ROGER D. LINQUIST              Director                                                   May 6, 1996
- ---------------------------
   Roger D. Linquist

 /s/ LEIGH J. ABRAMSON              Director                                                   May 6, 1996
- ---------------------------
    Leigh J. Abramson

/s/ ALEJANDRO PEREZ ELIZONDO        Director                                                   May 6, 1996
- ----------------------------
  Alejandro Perez Elizondo
                                    Director

- ---------------------------
    Pamela D. A. Reeve


                                 PAGEMART, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
  Report of Independent Public Accountants ...............................   F-2

  Consolidated Balance Sheets as of December 31, 1994 and 1995 ...........   F-3

  Consolidated Statements of Operations for the Years Ended
    December 31, 1993, 1994 and 1995 .....................................   F-4

  Consolidated Statements of Stockholder's Equity (Deficit) for the Years
    Ended December 31, 1993, 1994 and 1995 ...............................   F-5

  Consolidated Statements of Cash Flows for the Years Ended December 31,
    1993, 1994 and 1995 ..................................................   F-6

  Notes to Consolidated Financial Statements .............................   F-7

  Report of Independent Public Accountants on Financial Statement Schedule   S-1

  Schedule II -- Valuation and Qualifying Accounts for the Years Ended
    December 31, 1993, 1994 and 1995 .....................................   S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of PageMart, Inc.:

     We have audited the accompanying consolidated balance sheets of PageMart, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PageMart, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP


Dallas, Texas,
February 12, 1996
(except with respect to the matter
discussed in Note 12, as to which
the date is April 1, 1996)

                        PAGEMART, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except share amounts)



                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                              1994          1995
                                                                            --------      --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................    $ 14,507        $9,897
  Accounts receivable (net of allowance for doubtful accounts of $1,388
    and $4,534 in 1994 and 1995, respectively)..........................      15,584        10,079
  Inventories...........................................................      12,809        11,179
  Prepaid expenses and other current assets.............................       1,497         3,202
                                                                            --------      --------
       Total current assets.............................................      44,397        34,357

RESTRICTED INVESTMENTS..................................................         500           500

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  of $16,491 and $29,163 in 1994 and 1995, respectively)................      31,697        51,810

NARROWBAND LICENSES.....................................................      58,885        38,210

DEFERRED DEBT ISSUANCE COSTS (net of accumulated
  amortization of $959 and $2,011 in 1994 and 1995, respectively).......       3,041         2,695

OTHER ASSETS............................................................       3,539         6,054
                                                                            --------      --------
       Total assets.....................................................    $142,059      $133,626
                                                                            ========      ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable......................................................    $ 16,451      $ 23,094
  Deferred revenue......................................................      13,962        21,409
  Current maturities of long-term debt..................................       3,513         5,479
  Other current liabilities.............................................       4,040         6,166
                                                                            --------      --------
       Total current liabilities........................................      37,966        56,148

LONG-TERM DEBT..........................................................      92,632       104,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
  Preferred stock, $.0001 par value per share;
    10,000,000 shares authorized and none issued and outstanding at
    December 31, 1994 and December 31, 1995.............................          --            --
  Common stock, $.0001 par value per share, 88,500,000 shares authorized and 29,529,525 and 100 issued at December 31, 1994
    and December 31, 1995, respectively.................................           3            --
  Additional paid-in capital............................................     124,694       124,438
  Accumulated deficit...................................................    (112,977)     (151,459)
  Stock subscriptions receivable........................................        (243)           --
  Treasury stock, 200,000 shares of common stock at December 31, 1994,
    and none at December 31, 1995, at cost..............................         (16)           --
                                                                            --------      --------
       Total stockholder's equity (deficit).............................      11,461       (27,021)
                                                                            --------      --------
       Total liabilities and stockholder's equity (deficit).............    $142,059      $133,626
                                                                            ========      ========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                  Years Ended December 31,
                                            -----------------------------------
                                              1993         1994         1995
                                            ---------    ---------    ---------
REVENUES:
  Recurring revenue .....................   $  24,184    $  56,648    $ 101,503
  Equipment sales and activation fees ...      26,483       53,185       57,688
                                            ---------    ---------    ---------
       Total revenues ...................      50,667      109,833      159,191

COST OF EQUIPMENT SOLD ..................      28,230       57,835       63,982
OPERATING EXPENSES:
  Technical .............................       9,470       16,155       25,457
  Selling ...............................      17,319       31,252       36,094
  General and administrative ............      15,578       29,810       43,358
  Depreciation and amortization .........       5,081        8,105       13,272
                                            ---------    ---------    ---------
       Total operating expenses .........      47,448       85,322      118,181
                                            ---------    ---------    ---------
       Operating loss ...................     (25,011)     (33,324)     (22,972)

OTHER (INCOME) EXPENSE:
  Interest expense ......................       6,538       12,933       15,199
  Interest income .......................        (428)        (858)        (731)
  Other .................................        --            414        1,042
                                            ---------    ---------    ---------
       Total other (income) expense .....       6,110       12,489       15,510
                                            ---------    ---------    ---------
NET LOSS ................................   $ (31,121)   $ (45,813)   $ (38,482)
                                            =========    =========    =========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                  (Dollars in thousands, except share amounts)


                                         CONVERTIBLE
                                       PREFERRED STOCK                 COMMON STOCK
                                  --------------------------    --------------------------     ADDITIONAL
                                  NUMBER OF                      NUMBER OF                      PAID-IN
                                    SHARES         AMOUNT          SHARES         AMOUNT        CAPITAL
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 1992 ....    10,033,332    $         1      2,500,000    $      --      $    27,017
Issuance of 5,277,611 shares of
  Series C Preferred Stock
  at $3.26 per share ..........     5,277,611              1           --             --           17,034
Issuance of 627,900 common
  stock warrants at $5.50
  per warrant .................          --             --             --             --            3,453
171,074 shares of common
  stock issued under the stock
  option/stock issuance plan ..          --             --          171,074           --               19
Net loss ......................          --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 1993 ....    15,310,943              2      2,671,074           --           47,523
11,242,857 shares of common
  stock issued in the 1994
  Stock Offerings .............          --             --       11,242,857              1         76,902
Conversion of convertible
  preferred stock to common
  stock .......................   (15,310,943)            (2)    15,310,943              2           --
304,651 shares of common
  stock issued under the stock
  option/stock issuance plan ..          --             --          304,651           --              269
Repayment of stock
  subscriptions receivable ....          --             --             --             --             --
Net loss ......................          --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 1994 ....          --             --       29,529,525              3        124,694
Retirement of treasury stock ..          --             --         (200,000)          --              (16)
Reorganization of
  PageMart, Inc. as a
  wholly owned subsidiary
  of PageMart Wireless, Inc. ..          --             --      (29,329,425)            (3)          (240)
Net loss ......................          --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 1995 ....          --      $      --              100    $      --      $   124,438
                                  ===========    ===========    ===========    ===========    ===========
                                                    STOCK
                                  ACCUMULATED   SUBSCRIPTIONS    TREASURY
                                    DEFICIT       RECEIVABLE       STOCK           TOTAL
                                  -----------   -------------   -----------    -----------
BALANCE, December 31, 1992 ....   $   (36,043)   $      --      $       (16)   $    (9,041)
Issuance of 5,277,611 shares of
  Series C Preferred Stock
  at $3.26 per share ..........          --             (125)          --           16,910
Issuance of 627,900 common
  stock warrants at $5.50
  per warrant .................          --             --             --            3,453
171,074 shares of common
  stock issued under the stock
  option/stock issuance plan ..          --               (4)          --               15
Net loss ......................       (31,121)          --             --          (31,121)
                                  -----------    -----------    -----------    -----------
BALANCE, December 31, 1993 ....       (67,164)          (129)           (16)       (19,784)
11,242,857 shares of common
  stock issued in the 1994
  Stock Offerings .............          --             --             --           76,903
Conversion of convertible
  preferred stock to common
  stock .......................          --             --             --             --
304,651 shares of common
  stock issued under the stock
  option/stock issuance plan ..          --             (216)          --               53
Repayment of stock
  subscriptions receivable ....          --              102           --              102
Net loss ......................       (45,813)          --             --          (45,813)
                                  -----------    -----------    -----------    -----------
BALANCE, December 31, 1994 ....      (112,977)          (243)           (16)        11,461
Retirement of treasury stock ..          --             --               16           --
Reorganization of
  PageMart, Inc. as a
  wholly owned subsidiary
  of PageMart Wireless, Inc. ..          --              243           --             --
Net loss ......................       (38,482)          --             --          (38,482)
                                  -----------    -----------    -----------    -----------
BALANCE, December 31, 1995 ....   $  (151,459)   $      --      $      --      $   (27,021)
                                  ===========    ===========    ===========    ===========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                            YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          1993        1994        1995
                                                                        --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $(31,121)   $(45,813)   $(38,482)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ...................................      5,081       8,105      13,272
    Provision for bad debt ..........................................      1,273       6,590       6,135
    Accretion of discount on Senior Discount Exchange Notes .........      1,885      10,034      11,458
    Changes in certain assets and liabilities:
     Increase in accounts receivable ................................     (6,541)    (14,629)       (630)
     (Increase) decrease in inventories .............................     (5,024)     (4,497)      1,630
     Increase in prepaid expenses and other current assets ..........        (58)     (1,091)     (1,705)
     (Increase) decrease in other assets ............................       (134)        254        (592)
     Increase in accounts payable ...................................      6,860       8,491       6,643
     Increase in deferred revenue ...................................      2,602       6,780       7,447
     Increase in other current liabilities ..........................      1,992         248       2,126
                                                                        --------    --------    --------
       Net cash used in operating activities ........................    (23,185)    (25,528)      7,302
                                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ...............................     (8,616)     (2,480)       --
  Proceeds from sales of short-term investments .....................      1,044      11,096        --
  Proceeds from transfer of Narrowband Licenses .....................       --          --        20,649
  Purchases of Narrowband Licenses ..................................       --       (58,885)       --
  Purchases of property and equipment ...............................    (10,810)    (16,719)    (32,486)
  Investment in international ventures ..............................       --        (1,902)     (2,174)
  Purchases of intangible assets ....................................       (224)       (195)       (276)
                                                                        --------    --------    --------
       Net cash used in investing activities ........................    (18,606)    (69,085)    (14,287)
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock .........................     16,910        --          --
  Proceeds from issuance of common stock ............................       --        76,903        --
  Proceeds from issuance of common stock under the stock option/stock
    issuance Plan ...................................................         15          53        --
  Proceeds from issuance of Senior Discount Notes, net ..............     67,575        --          --
  Payment of stock subscriptions receivable .........................       --           102        --
  Proceeds from issuance of common stock warrants ...................      3,453        --          --
  Borrowings from vendor credit facilities ..........................     20,111       8,540       6,777
  Payments on vendor credit facilities ..............................    (46,281)     (2,052)     (4,402)
                                                                        --------    --------    --------
       Net cash provided by financing activities ....................     61,783      83,546       2,375
                                                                        --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................     19,992     (11,067)     (4,610)

CASH AND CASH EQUIVALENTS, beginning of period ......................      5,582      25,574      14,507
                                                                        --------    --------    --------

CASH AND CASH EQUIVALENTS, end of period ............................   $ 25,574    $ 14,507    $  9,897
                                                                        ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ........................................................   $  3,886    $    998    $  2,269
    Income taxes ....................................................   $   --      $   --      $   --

NONCASH TRANSACTIONS:
  Series C Preferred Stock issued in exchange for stock subscriptions
    receivable ......................................................   $    125    $   --      $   --
  Common stock issued in exchange for stock subscriptions
    receivable ......................................................   $      4    $    216    $   --
  In August 1994, 15,310,943 shares of preferred stock were converted
    into 15,310,943 shares of common stock ..........................   $   --      $   --      $   --

  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     PageMart, Inc. ("PageMart"), a wholly owned subsidiary of PageMart Wireless, Inc. ("Wireless"), was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. PageMart and its subsidiaries are referred to herein as the "Company." Wireless was incorporated in Delaware on November 29, 1994 as a wholly owned subsidiary of PageMart. Effective January 15, 1995, PageMart merged with a wholly owned subsidiary of Wireless, pursuant to which PageMart was the surviving corporation (the "Reorganization"). As part of the Reorganization, each share of outstanding common stock of PageMart was converted into the right to receive one share of common stock of Wireless. Upon consummation of the Reorganization, the stockholders of PageMart had the same ownership interest in Wireless as they had in PageMart, and Wireless owned all of the capital stock of PageMart.

     The consolidated financial statements of PageMart include the accounts of PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly owned subsidiary of PageMart. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. PageMart International, Inc., which has had no significant operations to date, holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of PageMart have no significant assets or liabilities.

     The Company has incurred substantial losses from operations and negative cash flows from operations since inception and is highly leveraged. Management expects to continue to incur operating losses in 1996. These losses are driven by the Company's investment in the growth of its subscriber base and continued expansion into additional markets. The Company's business plan calls for substantial growth in its subscriber base in order for the Company to achieve operating profitability and positive cash flows from operations. There can be no assurance that the Company will meet its business plan, achieve operating profitability, or achieve positive cash flows from operations. If the Company cannot achieve operating profitability, it may not be able to make the required payments on existing or future obligations.

     The Company and Wireless have made significant investments in Narrowband Personal Communications Services ("NPCS") licenses through participation in auctions conducted by the FCC. The Company plans to utilize these assets in connection with two-way wireless messaging services. The Company's success in implementing two-way services is dependent primarily upon market acceptance of proposed two-way services and the ability of the Company to successfully develop and construct a transmission network and market two-way services.
There can be no assurance that two-way services offered will be accepted by the market or that the Company will be successful in developing and constructing a transmission network or marketing two-way services.

     During 1993, the Company received net proceeds of approximately $17 million from the issuance of Series C Preferred Stock and net proceeds of approximately $71 million from the issuance of 12 1/4% Senior Discount Notes due 2003 and common stock warrants (see Note 5). During 1994, the Company received net proceeds of approximately $76.9 million from the issuance of common stock (the "1994 Stock Offerings"). In conjunction with the 1994 Stock Offerings, each outstanding share of preferred stock was converted into one share of common stock (see Note 8).

     In management's opinion, the Company's current working capital combined with anticipated support from Wireless will be sufficient to support the planned growth for its one-way wireless communications operations through 1996. As the Company begins implementation and development of two-way services, the Company anticipates requiring additional sources of capital to fund the construction and operation of a two-way messaging network.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying financial statements include the accounts of PageMart and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company includes as cash and cash equivalents cash on hand, cash in banks and highly liquid investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist of investments in high-grade commercial paper with original maturities of more than three months for which market value approximates cost. The Company's short-term investments are made in reputable, creditworthy companies and government issues and do not generate significant credit risk to the Company.

INVENTORIES

     Inventories consist of pagers held for resale and are stated at the lower of cost or market. Cost is determined by using the specific identification method, which approximates the first-in, first-out method. The Company purchases a majority of its pagers from Motorola, Inc.

RESTRICTED INVESTMENTS

     Restricted investments represent certificates of deposit in the amount of $500,000 pledged as collateral on the Company's notes payable to a vendor.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over estimated useful lives ranging from three to seven years. Depreciation expense totaled approximately $4,860,000, $7,824,000 and $12,683,000 for the years ended December 31, 1993, 1994 and 1995, respectively. The Company purchases a majority of its network equipment from Motorola, Inc. and Glenayre Technologies, Inc. Maintenance and repair costs are charged to expense as incurred.

     Property and equipment consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                      -------------------------
                                                        1994             1995
                                                      --------         --------
Network equipment ............................        $ 40,224         $ 57,387
Computer equipment ...........................           5,067           16,829
Furniture and equipment ......................           2,897            6,757
                                                      --------         --------
                                                        48,188           80,973
Less:  Accumulated depreciation ..............         (16,491)         (29,163)
                                                      --------         --------
                                                      $ 31,697         $ 51,810
                                                      ========         ========

REVENUE RECOGNITION

     The Company recognizes equipment revenue immediately upon the shipment of pagers adjusted by allowances for normal returns. Recurring revenue, including revenue from airtime charges and fees for other services such as voicemail, customized coverage options and toll-free numbers are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. Deferred revenue represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided. Patent licensing revenues are recognized on a straight-line basis over the term of the related agreement (see Note 6). Patent licensing revenues of $383,000 are included in recurring revenues in fiscal 1995.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADVERTISING EXPENSES

     Advertising expenses are expensed as incurred.

RECLASSIFICATIONS

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

ACCOUNTING FOR LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company will adopt SFAS 121 for the fiscal year ending December 31, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. Adoption of SFAS 121 is not expected to have a material effect on the financial statements of the Company.

3.  NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES

     During July and December 1994, the Company and Wireless participated in auctions of NPCS frequencies conducted by the FCC. As a result of the auctions, the Company was awarded a narrowband license for a 50 kHz unpaired nationwide frequency for a purchase price of approximately $38 million, and Wireless was awarded five 50/50 kHz paired regional narrowband licenses for a purchase price of approximately $95 million. Amortization of the NPCS licenses will commence when placed in service.

4.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     Effective November 15, 1995 PageMart International, Inc. owns 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represents 20% of the ownership of PageMart Canada. The remaining 800,000 shares (representing 80% of the ownership) is held by PageMart Canada Holding Corporation ("Canada Holding"). Canada Holding is owned 50% (1,000,000 shares of Class A Common Stock) by third-party Canadian investors unrelated to PageMart and 50% (1,000,000 shares of Class B Common Stock) by PageMart International, Inc. The common shares have identical economic rights. However, voting control of Canada Holding is held by the Class A Common Stockholders as the Class A shares have two votes per share.

The Company accounts for its investments in PageMart Canada and Canada Holding under the equity method. Such investments are included in Other Assets in the Consolidated Balance Sheet.

     The agreement among stockholders contains provisions which restrict the transfer of Canada Holding shares and PageMart Canada shares for periods ranging from three to five years. During the two years following the third anniversary of the transactions, the third-party Canadian investors may exchange the 1,000,000 Class A common shares they hold in Canada Holding to 714,286 shares of voting common stock of Wireless, subject to certain U.S. and Canadian ownership requirements. Wireless is ultimately responsible for effectuating the exchange within the U.S. and Canadian ownership regulations. Such exchange may be accelerated in the event Wireless enters into an agreement to be acquired. After the third anniversary of the transactions, Wireless will have the right to purchase the shares held by the third party Canadian investors at their fair market value provided regulatory ownership requirements permit such purchase.

5.  LONG-TERM DEBT

     Long-term debt, including capital lease obligations, consisted of the following (in thousands):


                                                          DECEMBER 31,
                                                     ----------------------
                                                        1994         1995
                                                     ---------    ---------
  12 1/4% Senior Discount Notes due November 1,
    2003, at accreted value ........................ $  83,494    $  94,952

  Vendor Purchase Financing Facility of $8
    million, bearing interest at prime plus 4%
    based upon the rate quoted by The Wall Street
    Journal from time to time (rates on existing
    indebtedness were 12.5% at December 31, 1994,
    and 12.75% at December 31, 1995), secured by
    equipment purchased. Principal and interest is
    payable over 36 months from date of purchase....     4,756        5,138

  Capital lease obligations to a vendor up to $15
    million, bearing interest at 7 1/2% plus the
    weekly average U.S. Treasury Constant
    Maturities for 3-year Treasury Notes for the
    calendar week immediately preceding funding of
    the equipment financing (rates on existing
    indebtedness ranged from 11.84% -- 15.13% at
    December 31, 1994 and 1995), secured by
    equipment and cash with principal and interest
    payable over 60 months from date of financing..      7,895        9,888
                                                     ---------    ---------
       Total debt .................................     96,145      109,978
         Less:  Current maturities ................     (3,513)      (5,479)
                                                     ---------    ---------
       Long-term debt .............................  $  92,632    $ 104,499
                                                     =========    =========


     During the fourth quarter of 1993, the Company completed an offering in which it issued $136.5 million principal amount (at maturity) of 12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes") with an initial accreted value of $71.6 million together with warrants to purchase 627,900 shares of its common stock for $3.26 per share. From and after May 1, 1999, interest on the 12 1/4% Notes will be payable semiannually in cash at the rate of 12 1/4% per annum. The 12 1/4% Notes represent senior indebtedness of the Company and are redeemable at the option of the Company, in whole or in part, at any time after November 1, 1998, at $136.5 million plus accrued interest. In addition, at any time prior to November 1, 1996, up to 35% of the accreted value of the 12 1/4% Notes are redeemable at the option of the Company with the proceeds of a Public Equity Offering (as defined) at 111% of accreted value plus accrued and unpaid interest, if any.

     In July 1994, the Company commenced an exchange offer pursuant to an effective registration statement whereby all outstanding 12 1/4% Notes were exchanged for the Company's 12 1/4% Senior Discount Exchange Notes due 2003.

     The 12 1/4% Notes carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, create liens, sell assets, engage in mergers and consolidations, and enter into transactions with any holder of 5% or more of any capital stock of the Company or any of its affiliates. The Company is in compliance with all such restrictive covenants.

     Maturities of long-term debt and capital lease obligations are as follows (in thousands):

      FOR THE YEAR
   ENDING DECEMBER 31,
   -------------------
           1996 .........................................        $  5,479
           1997 .........................................           5,047
           1998 .........................................           2,359
           1999 .........................................           1,719
           2000 .........................................             422
           Thereafter ...................................          94,952
                                                                 --------
                                                                 $109,978
                                                                 ========

6.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements for office space, office equipment and transmission equipment sites. Total rent expense for 1993, 1994 and 1995 was $4,246,000, $6,084,000 and $8,471,000,
respectively.

     Included in network equipment is equipment held under capital leases with capitalized costs of $10,357,000 and $14,617,000 less accumulated depreciation of $2,632,000 and $5,054,000 at December 31, 1994 and 1995, respectively.

     Future minimum lease payments related to the Company's capital and operating leases are as follows (in thousands):

 FOR THE YEAR                                                CAPITAL    OPERATING
ENDING DECEMBER 31,                                          LEASES       LEASES
- -------------------                                          -------    ---------
     1996 ..............................................     $ 3,989     $ 7,093
     1997 ..............................................       3,626       6,169
     1998 ..............................................       2,533       4,175
     1999 ..............................................       1,902       2,936
     2000 ..............................................         438       1,911
     Thereafter ........................................        --         1,726
                                                             -------     -------
     Total minimum lease payments ......................     $12,488     $24,010
                                                                         =======
     Less:  amounts representing interest ..............       2,600
                                                             -------
     Present value of future minimum lease payments ....     $ 9,888
                                                             =======

     The Company is party to various legal proceedings arising out of the ordinary course of business. The Company believes, based on the advice of legal counsel, that there is no proceeding, either threatening or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

     In December 1995, the Company transferred certain intellectual property to a significant vendor in exchange for certain benefits which will be recognized over a forty-seven month period. The Company also committed to purchase $40 million in network infrastructure equipment over a forty-seven month period as part of this transaction.

7.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash and cash equivalents, the carrying amounts reported in the Consolidated Balance Sheets are equal to fair value. For debt, management estimated the fair value based upon quoted market prices for publicly traded debt and based on the appropriate interest rate at year-end for all other debt.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 and 1995, are as follows (in thousands):

                                      DECEMBER 31, 1994       DECEMBER 31, 1995
                                    --------------------    --------------------
                                    CARRYING     FAIR       CARRYING      FAIR
                                     AMOUNT      VALUE       AMOUNT       VALUE
                                    --------    --------    --------    --------
Cash and cash equivalents ......    $ 14,507    $ 14,507    $  9,897    $  9,897
Long-term debt .................    $ 96,145    $ 95,548    $109,978    $104,955

8.  STOCKHOLDER'S EQUITY (DEFICIT)

PREFERRED STOCK

     On August 5, 1994 in conjunction with the 1994 Stock Offerings and the related stockholders agreement, each outstanding share of previously issued preferred stock converted into one share of common stock. In September 1994 the Company's Certificate of Incorporation was amended to reduce the number of authorized shares of preferred stock to 10,000,000. At December 31, 1994 and 1995, none of the authorized shares of preferred stock were issued and outstanding.

     Under the Company's Certificate of Incorporation, the board of directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations or restrictions thereof, if any, with respect to each such class or series of preferred stock.

COMMON STOCK

     During the fourth quarter 1993 in connection with issuance of the 12 1/4% Notes (see Note 5), the Company issued warrants to purchase 627,900 shares of its common stock for $3.26 per share. The warrants were valued at $5.50 per share at the date issued. In connection with the Reorganization (see Note 1), the warrants became exercisable for Wireless common stock.

     During the third quarter of 1994, the Company issued an aggregate of 11,242,857 shares of common stock in the 1994 Stock Offerings at a purchase price of $7.00 per share. The aggregate net proceeds (after expenses) of the 1994 Stock Offerings were approximately $76.9 million. Of the total shares issued, 714,287 shares were convertible non-voting common stock and the remaining 10,528,570 shares were common stock. In connection with the Reorganization (see Note 1), all shares of common stock of PageMart were converted into the right to receive one share of common stock of Wireless.

     At December 31, 1995, of the 88,500,000 authorized shares of PageMart common stock, 100 shares were issued.

9.  STOCK OPTION/STOCK ISSUANCE PLAN


     The Company had a stock option/stock issuance plan (the "Plan") under which it granted common stock or options to purchase common stock. Effective with the Reorganization, the plan was transferred to Wireless. The Plan is administered by the board of directors.


     The stock options vest over 60 months and are exercisable for periods not to exceed 10 years from the date of grant. Vested options outstanding at December 31, 1993 and 1994 were approximately 268,000 and 237,000, respectively, with exercise prices ranging from $.08 to $1.50 at December 31, 1993 and $.08 to $3.26 at December 31, 1994. As of December 31, 1994, 1,774,275
shares of common stock were reserved for the Plan. The stock option activity was as follows:


                                                        SHARES    PRICE PER SHARE
                                                       ---------  ---------------
Options outstanding at December 31, 1992 ........        886,500     $ .08-1.50
 Options granted ................................        646,250      1.50-3.26
 Options exercised ..............................       (171,074)      .08-1.00
 Options canceled ...............................       (214,458)      .08-3.26
                                                       ---------
Options outstanding at December 31, 1993 ........      1,147,218       .08-3.26
 Options granted ................................        866,300      5.00-9.00
 Options exercised ..............................       (304,651)      .08-3.26
 Options canceled ...............................       (112,158)      .08-9.00
                                                       ---------
Options outstanding at December 31, 1994 ........      1,596,709     $ .08-9.00
                                                       =========

     Under the provisions of the Plan, the Company may also issue stock to employees. The stock vests over a period not to exceed forty-eight months. Additional vesting occurs upon death or disability. Upon the termination of an officer, the Company can repurchase the unvested stock at cost. Under the Plan, the Company issued 300,000 shares to an officer during 1992, at $.326 per share. All awards under the Plan have been made at a price at or above the estimated fair value of the Company's common stock at the date of grant.


10.  FEDERAL INCOME TAXES

     PageMart files a consolidated income tax return with its parent, Wireless. PageMart has a tax sharing arrangement with Wireless, whereby PageMart's taxes are provided on a stand-alone basis.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $104.7 million and $126.8 million of net operating loss carryforwards for federal income tax purposes at December 31, 1994 and 1995, respectively. The net operating loss carryforwards will expire in the years 2004 through 2010 if not previously utilized. The utilization of these carryforwards is subject to certain limitations. Of the net operating loss carryforwards at December 31, 1995, management has estimated that approximately $34.1 million is subject to an annual utilization limit of $4.8 million.

     In connection with the adoption of SFAS 109, the Company has recorded a valuation reserve equal to its net deferred tax asset at each reporting period, due to historical and anticipated future operating losses. Accordingly, the adoption of SFAS 109 did not have an effect on the Company's financial position or results of operations. Management will evaluate the appropriateness of the reserve in the future based upon historical and operating results of the Company.

     Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis and the potential benefits of certain tax carryforwards. The significant deferred tax assets and liabilities, as determined under the provisions of SFAS 109, and the change in those assets and liabilities are as follows (in thousands):


                                        DECEMBER 31, 1994  CHANGE DECEMBER 31, 1995
                                        -----------------  ------ -----------------
Gross deferred tax asset:
  Net operating loss carryforwards ......    $ 35,593     $  7,535     $ 43,128
  Bad debt reserve ......................         472        1,626        2,098
  Inventory reserve .....................         542          286          828
  Accretion of Senior Discount Notes ....       4,052        3,896        7,948
  Other .................................         341          602          943
                                             --------     --------     --------
                                               41,000       13,945       54,945

Gross deferred tax liability:
  Depreciation ..........................      (2,647)      (1,047)      (3,694)
                                             --------     --------     --------
                                               38,353       12,898       51,251
    Valuation allowance .................     (38,353)     (12,898)     (51,251)
                                             --------     --------     --------
    Net deferred tax asset ..............    $      0     $      0     $      0
                                             ========     ========     ========



11.  RELATED PARTY TRANSACTIONS

     In connection with the offering of the 12 1/4% Notes completed in 1993 (see Note 5), the Company incurred $2,626,000 in fees to an affiliate of a shareholder.

     Wireless has entered into a receivables purchase agreement with PageMart pursuant to which PageMart may sell receivables to Wireless from time to time at book value less a reserve for normal bad debt. As of December 31, 1995, Wireless owned $11.4 million in receivables purchased from PageMart.

     PageMart is obligated to provide certain managerial and administrative services to PageMart Canada at PageMart Canada's request at agreed upon rates.

     Under a technology license agreement, PageMart licenses PageMart Canada to use, in Canada, the intellectual property used by PageMart in its business in the U.S. The license is perpetual, irrevocable, and royalty-free. The agreement also permits PageMart Canada to purchase the license of new technology developed by PageMart for a royalty. The royalty is a portion of the cost of developing the technology, with the amount to be paid by PageMart Canada to be the portion of these costs equal to the ratio of PageMart Canada's revenue stream to that of PageMart.

     Under an intercompany rate agreement, the rates which the U.S. and Canadian companies will charge each other when customers of one travel into the other's jurisdiction are specified. Such rates approximate fair market value.

12.  SUBSEQUENT EVENT

     Wireless has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in the contemplation of an initial public offering of Wireless' Class A Common Stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholder of PageMart, Inc.

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PageMart, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 12, 1996 (except with respect to the matter discussed in Note 12, as to which the date is April 1, 1996). Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    ARTHUR ANDERSEN LLP
Dallas, Texas,
February 12, 1996

                        PAGEMART, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                                 (IN THOUSANDS)

         COLUMN A                      COLUMN B            COLUMN C          COLUMN D       COLUMN E
         --------                      --------            --------          --------       --------
                                                           ADDITIONS
                                                      --------------------
                                       BALANCE AT     CHARGED TO  CHARGED
                                       BEGINNING      COSTS AND   TO OTHER                  BALANCE AT
DESCRIPTION                            OF PERIOD      EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
- -----------                            ----------     ----------  --------   ----------   -------------
Allowance for Doubtful Accounts
Year Ended 12/31/95 .................   $1,388         $6,135        $0       $2,989(a)       $4,534
Year Ended 12/31/94 .................   $1,172         $6,590        $0       $6,374(a)       $1,388
Year Ended 12/31/93 .................   $  708         $1,273        $0       $  809(a)       $1,172

- ---------------
(a) Accounts written off as uncollectible, net of recoveries.

                                 EXHIBIT INDEX



Exhibit
 No.                      Description of Exhibit
- -------                   ----------------------

27.1       Financial Data Schedule.