Form 10-Q
period 1996-03-31
PAGEMART INC
filed 1996-05-09
CIK 922227

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                          COMMISSION FILE NO. 0-24436

                                 PAGEMART, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                         75-2283921
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

    6688 N. CENTRAL EXPWY., SUITE 800
              DALLAS, TEXAS                                         75206
(Address of principal executive offices)                          (Zip code)

                                 (214) 750-5809
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES   X                                           NO
          -----                                            -----

As of May 1, 1996, there were 100 shares of the registrant's common stock outstanding, all of which were owned by PageMart Wireless, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       PAGEMART, INC. AND SUBSIDIARIES
                             INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                   PAGE
                                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1995
              AND MARCH 31, 1996...................................................................................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED MARCH 31, 1995 AND 1996..................................................................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED MARCH 31, 1995 AND 1996..................................................................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................................7

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS........................................................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................13

                       PAGEMART, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           December 31,   March 31,
                                                              1995           1996
                                                           ------------  -----------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $   9,897    $   8,122
  Accounts receivable, net                                     10,079        5,316
  Inventories                                                  11,179        8,016
  Prepaid expenses and other current assets                     3,202        2,907
                                                            ---------    ---------
      Total current assets                                     34,357       24,361

Restricted investments                                            500          500

Property and equipment, net                                    51,810       60,674

Narrowband licenses                                            38,210       38,210

Deferred debt issuance costs, net                               2,695        2,609

Other assets                                                    6,054        7,303
                                                            ---------    ---------
      Total assets                                          $ 133,626    $ 133,657
                                                            =========    =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable                                          $  23,094    $  26,497
  Current maturities of long-term debt                          5,479        5,660
  Deferred revenue                                             21,409       22,949
  Other current liabilities                                     6,166        6,870
                                                            ---------    ---------
      Total current liabilities                                56,148       61,976

Long-term debt                                                104,499      106,089

Commitments and contingencies

Stockholder's deficit:
  Common stock, $.0001 par value per share, 1,000
     shares authorized, 100 shares issued at December 31,
     1995 and March 31, 1996                                        0            0
  Additional paid-in capital                                  124,438      124,438
  Accumulated deficit                                        (151,459)    (158,846)
                                                            ---------    ---------
      Total stockholder's deficit                             (27,021)     (34,408)
                                                            ---------    ---------
      Total liabilities and stockholder's deficit           $ 133,626    $ 133,657
                                                            =========    =========


    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                       PAGEMART, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1995             1996
                                                       --------        --------
Revenues:
  Recurring revenue                                    $ 20,464        $ 33,743
  Equipment sales and activation fees                    12,239          14,802
                                                       --------        --------
      Total revenues                                     32,703          48,545

Cost of equipment sold                                   13,378          17,082

Operating expenses:
  Technical                                               5,459           8,090
  Selling                                                 8,565           9,447
  General and administrative                              9,698          12,919
  Depreciation and amortization                           2,802           4,248
                                                       --------        --------
      Total operating expenses                           26,524          34,704
                                                       --------        --------
      Operating loss                                     (7,199)         (3,241)

Other (income) expense:
  Interest expense                                        3,480           4,043
  Interest income                                          (212)            (92)
  Other                                                     337             195
                                                       --------        --------
      Total other (income) expense                        3,605           4,146
                                                       --------        --------
Net loss                                               $(10,804)       $ (7,387)
                                                       ========        ========


    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                       PAGEMART, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                          1995        1996
                                                                        --------    --------
Cash flows from operating activities:
  Net loss                                                              $(10,804)   $ (7,387)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                         2,802       4,248
     Provision for bad debt                                                1,744       1,453
     Accretion of discount on senior discount notes                        2,704       3,077
     Changes in certain assets and liabilities:
      Decrease in accounts receivable                                        796       3,310
      Decrease in inventories                                              2,114       3,163
      (Increase) decrease in prepaid expense and other current assets       (506)        295
      (Increase) decrease in other assets, net                                30      (1,423)
      Increase (decrease) in accounts payable                             (1,953)      3,403
      Increase in deferred revenue                                         3,079       1,540
      Increase (decrease) in other current liabilities                      (652)        704
                                                                        --------    --------
           Net cash provided by (used in) operating activities              (646)     12,383
                                                                        --------    --------

Cash flows from investing activities:
  Purchase of narrowband licenses                                         20,649        --
  Purchases of property and equipment, net                               (10,376)    (12,796)
  Investment in international ventures                                      --            (3)
  Purchases of intangible assets                                            (286)        (53)
                                                                        --------    --------
           Net cash provided by (used in) investing activities             9,987     (12,852)
                                                                        --------    --------

Cash flows from financing activities:
  Borrowings from vendor credit facilities                                 3,924        --
  Payments on vendor credit facilities                                      (845)     (1,306)
                                                                        --------    --------
           Net cash provided by (used in) financing activities             3,079      (1,306)
                                                                        --------    --------


Net increase (decrease) in cash and cash equivalents                      12,420      (1,775)

Cash and cash equivalents, beginning of period                            14,507       9,897
                                                                        --------    --------

Cash and cash equivalents, end of period                                $ 26,927    $  8,122
                                                                        ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                           $    405    $    675
     Income taxes                                                           --          --


    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1996

                                  (UNAUDITED)



1.  GENERAL

         PageMart, Inc. ("PageMart") was incorporated as a Delaware corporation on May 8, 1989 to provide paging products and services. PageMart is a wholly-owned subsidiary of PageMart Wireless, Inc. ("Wireless"). The consolidated financial statements of PageMart include the accounts of PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly-owned subsidiary of PageMart. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission licenses. PageMart International, Inc., which has had no significant operations to date, holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of PageMart have no significant assets or liabilities. PageMart and its subsidiaries are referred to herein as the "Company".

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of PageMart, Inc. and subsidiaries for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3.  LITIGATION

         On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by the plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the
Company, and discontinued plaintiff's paging services.   In the complaint,
plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

4.  SUBSEQUENT EVENT

         Wireless has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in the contemplation of an initial public offering of Wireless' Class A Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following is a discussion of the financial condition and results of operations of PageMart, Inc. and subsidiaries (the "Company") for the three months ended March 31, 1995 and 1996. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.

GENERAL

         The Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. In addition, the Company sells and distributes wireless messaging equipment to subscribers, retailers and resellers. It earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses. See "Management's Presentation of Results of Operations."

         Since commencing operations in 1990, the Company has invested heavily in its wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, customer service call centers and centralized administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a much larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations. See "Management's Presentation of Results of Operations."

         The Company's strategy is to expand its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communications network. From March 31, 1995 to March 31, 1996, the number of units in service increased from 874,944 to 1,374,146. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1996 from its one-way wireless communications business. In addition, the Company plans to begin development and implementation of two-way wireless messaging services during 1996, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1996 or 1997, however, it expects to generate significant revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller Excel Telecommunications, Inc. and international expansion.

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

         The Company sells its messaging equipment through multiple distribution channels including direct sales, third-party resellers, private brand strategic alliances and local and national retail stores. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and to losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of the retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period. In general, the Company anticipates that, based on its recent experience, 90% of its units sold through retail distribution channels will be activated and in service within 75 days of shipment.

         The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the twelve months ended December 31, 1993, 1994, 1995 and March 31, 1996 were 3.7%, 3.4%, 2.5%, and 2.4%, respectively.

         More than 90% of the Company's average monthly revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder of additional ARPU is dependent on usage.


RESULTS OF OPERATIONS


         The Company's principal operations to date are its domestic one-way wireless messaging division. The following discussion of results of operations analyzes the results of the Company's one-way wireless messaging operations, unless otherwise indicated.

         Certain of the following financial information is presented on a per unit basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it is a meaningful comparison period to period given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

THREE MONTHS ENDED MARCH 31, 1995 AND 1996

Units in Service

         Units in service were 874,944 and 1,374,146 as of March 31, 1995 and 1996, respectively, representing an annual growth rate of 57%. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs.

Revenues

         Revenues for the three months ended March 31, 1995 and 1996 were $32.7 million and $48.5 million, respectively. Recurring revenues for airtime, voicemail and other services for the same periods were $20.5 million and $33.7 million, respectively. Revenues from equipment sales and activation fees for the three months ended March 31, 1995 and 1996 were $12.2 million and $14.8 million, respectively. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during the first quarter of 1996 was somewhat offset by a decline in the average price per unit sold. The Company expects equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase.

         The Company's ARPU was $8.28 and $8.61 in the first quarter of 1995 and 1996, respectively. In general, over the past twelve months the Company's ARPU has increased primarily as a result of an increase in subscribers added through retail and direct sales channels. In addition, a portion of the increase in ARPU from the first quarter of 1995 to the first quarter of 1996 was due to a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voicemail and toll free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to increased competition and a higher mix of subscribers added through private brand strategic alliance programs and third-party resellers, both of which yield lower ARPU. ARPU is lower for subscribers added through third-party resellers and private brand strategic alliances because these are generally high volume customers that are charged reduced airtime rates. However, because third-party resellers and private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company does not incur these costs with respect to such subscribers.

Cost of Equipment Sold

         The cost of equipment sold for the three months ended March 31, 1995 and 1996 was $13.4 million and $17.1 million, respectively. The increase was directly related to the increase in the number of units sold partially offset by lower average pager prices paid to suppliers. The Company expects pager costs generally to remain constant, with only modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will increase on a per unit basis for the foreseeable future due to increased competition.

Operating Expenses

         Technical expenses were $5.5 million and $8.1 million for the three months ended March 31, 1995 and 1996, respectively. The increase resulted primarily from the expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses were $2.21 and $2.06 in the first quarter of 1995 and 1996, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale experienced with the growth of the Company's subscriber base. During the three months ended March 31, 1996, the Company incurred $147,000 in technical expenses associated with the development of its two-way wireless messaging services.

         Selling expenses for the three months ended March 31, 1995 and 1996 were $8.6 million and $9.4 million, respectively. This increase resulted from greater marketing and advertising costs related to the significant growth in units sold as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the first quarter of 1995 and 1996, the Company added 102,214 and 134,122 net new units in service, respectively. Sales and marketing employees increased from 338 at March 31, 1995 to 486 at March 31, 1996. Management believes the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers because the Company sells, rather than leases units to new subscribers. See "Management's Presentation of Results of Operations."
Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $95 and $86 for the three months ended March 31, 1995 and 1996, respectively. During the three months ended March 31, 1996, the Company incurred $126,000 in selling expenses associated with its international operations.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in the first quarter of 1995 and 1996 were $9.7 million and $12.9 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. The Company increased the number of representatives in its customer service call centers from 389 on March 31, 1995 to 578 on March 31, 1996, and believes it operates one of the most extensive of such facilities in the paging industry. On an average cost per month per unit in service basis, general and administrative expenses were $3.92 and $3.29 in the first quarter of 1995 and

1996, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base. During the three months ended March 31, 1996, the Company incurred $127,000 in general and administrative expenses associated with the development of its two-way wireless messaging services.

         Depreciation and amortization for the three months ended March 31, 1995 and 1996 was $2.8 million and $4.2 million, respectively. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system during 1995 and the first three months of 1996. As an average cost per month per unit in service, depreciation and amortization was $1.13 and $1.08 for the three months ended March 31, 1995 and 1996, respectively.

Interest Expense

         Interest expense increased from $3.5 million in the first quarter of 1995 to $4.0 million in the first quarter of 1996. The increase in 1996 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by PageMart (the "12 1/4% Notes"). Interest expense related to the 12 1/4% Notes was $2.8 million and $3.2 million in the first quarter of 1995 and 1996, respectively.

Net Loss

         The Company sustained net losses in the first quarter of 1995 and 1996 of $10.8 million and $7.4 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

         The Company's unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 1995 and 1996 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.

         Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $.33 during the second quarter of 1994 to $2.23 during the first quarter of 1996 due primarily to the Company's increase in subscribers and resulting benefits in economies of scale.

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

Selected Quarterly Results of Operations

         The table below sets forth management's presentation of results of one-way domestic operations and other data on a quarterly basis for the eight most recent fiscal quarters. This presentation should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this report, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP.


                                                                                   Three Months Ended
                                                            ----------------------------------------------------------------
                                                            June 30,         September 30,      December 31,       March 31,
                                                              1994               1994               1994             1995
                                                            --------         -------------      ------------       ---------
                                                                                       (Unaudited)
OPERATING DATA:                                                               (In thousands, except other data)
Recurring revenues                                          $ 12,946           $ 15,161          $ 17,902          $ 20,464
Service expenses                                              10,632             12,160            13,688            15,157
Depreciation and  amortization                                 1,876              2,217             2,354             2,802
                                                            --------           --------          --------          --------
Operating profit before selling expenses                         438                784             1,860             2,505
Selling expenses (1)                                           7,543              9,580            11,732             9,704
                                                            --------           --------          --------          --------
Operating income (loss)                                     $ (7,105)          $ (8,796)         $ (9,872)         $ (7,199)
                                                            ========           ========          ========          ========
EBITDA                                                      $ (5,229)          $ (6,579)         $ (7,518)         $ (4,397)
                                                            ========           ========          ========          ========
OTHER DATA:
Units in service (2)                                         495,605            608,427           772,730           874,944
Net subscriber additions                                      93,588            112,822           164,303           102,214
ARPU (3)                                                    $   9.62           $   9.15          $   8.64          $   8.28
Operating profit before selling expenses per subscriber
  per month (4)                                                  .33                .47               .90              1.01
Selling expenses per net subscriber addition (1)(5)               81                 85                71                95


                                                                                    Three Months Ended
                                                           ------------------------------------------------------------------
                                                            June 30,       September 30,      December 31,         March 31,
                                                              1995             1995               1995               1996
                                                           ----------      -------------      ------------         ----------
                                                                                       (Unaudited)
OPERATING DATA:                                                               (In thousands, except other data)
Recurring revenues                                         $   23,387       $   26,994         $   30,658         $   33,743
Service expenses                                               16,208           18,192             19,258             20,735
Depreciation and  amortization                                  3,091            3,469              3,910              4,248
                                                           ----------       ----------         ----------         ----------
Operating profit before selling expenses                        4,088            5,333              7,490              8,760
Selling expenses (1)                                           10,614           10,889             11,181             11,601
                                                           ----------       ----------         ----------         ----------
Operating income (loss)                                    $   (6,526)      $   (5,556)        $   (3,691)        $   (2,841)
                                                           ==========       ==========         ==========         ==========
EBITDA                                                     $   (3,435)      $   (2,087)        $      219         $    1,407
                                                           ==========       ==========         ==========         ==========
OTHER DATA:
Units in service (2)                                        1,008,683        1,131,464          1,240,024          1,374,146
Net subscriber additions                                      133,739          122,781            108,560            134,122
ARPU (3)                                                   $     8.28       $     8.41         $     8.62         $     8.61
Operating profit before selling expenses per subscriber
  per month (4)                                                  1.45             1.66               2.11               2.23
Selling expenses per net subscriber addition (1)(5)                79               89                103                 86

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

         On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by the plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the Company, and discontinued plaintiff's paging services. In the complaint, plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

(a)      Exhibits

                 The exhibit listed on the accompanying index to exhibit is filed as a part of this quarterly report.

(b)      Reports on Form 8-K

                 None.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                        PAGEMART, INC.



                                        /S/ JOHN D. BELETIC
                                        -------------------
                                        JOHN D. BELETIC
MAY 7, 1996                             CHAIRMAN, PRESIDENT AND
                                        CHIEF EXECUTIVE OFFICER





                                        /S/ G. CLAY MYERS
                                        -----------------
                                        G. CLAY MYERS
MAY 7, 1996                             VICE PRESIDENT, FINANCE,
                                        CHIEF FINANCIAL OFFICER AND
                                        TREASURER (PRINCIPAL FINANCIAL
                                        AND CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
- -----------               -----------

  4.1 * Indenture dated as of October 19, 1993, between PageMart, Inc. and United States Trust Company of New York, as Trustee, relating to the 12 1/4% Senior Discount Notes due 2003.

 27.1 **                  Financial Data Schedule.



* This exhibit is hereby incorporated by reference to the Registration Statement of PageMart, Inc. on Form S-1, Registration No. 33-78054.

**       Filed herewith.