Form 10-K/A
period 1995-12-31
PAGEMART INC
filed 1996-05-21
CIK 922227

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------

                                  FORM 10-K/A


                              Amendment No. 2 to


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

GENERAL


     The Company has constructed and operates a wireless messaging and communications network and provides paging and other one-way wireless messaging services to its subscribers. In addition, the Company sells and distributes wireless messaging equipment to subscribers, retailers and resellers. The Company earns recurring revenues from each subscriber in the form of fixed periodic fees and incurs substantial operating expenses in offering its services, including technical, customer service and general and administrative expenses. See "-- Management's Presentation of Results of Operations."


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

10.30****    Equipment Purchase Agreement between Motorola, Inc. and
             PageMart Wireless, Inc. (1)

10.31****    Technology Asset Agreement dated as of December 1, 1995
             between Motorola, Inc. and PageMart Wireless, Inc. (1)

21.1*        PageMart, Inc. Subsidiaries.

27.1***      Financial Data Schedule for the year ended December 31, 1995.



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


Date: May 21, 1996


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


       SIGNATURE                   TITLE                                                          DATE
       ---------                   -----                                                          ----
 /s/ John D. Beletic                Chairman, President and Chief Executive Officer
- ---------------------------         (Principal Executive Officer)                              May 21, 1996
    John D. Beletic

  /s/ G. Clay Myers                 Vice President, Finance, Chief Financial Officer
- ---------------------------         and Treasurer (Principal Financial and
     G. Clay Myers                  Accounting Officer)                                        May 21, 1996


  /s/ Frank V. Sica                 Director                                                   May 21, 1996
- ---------------------------
     Frank V. Sica

 /s/ Guy L. de Chazal               Director                                                   May 21, 1996
- ---------------------------
   Guy L. de Chazal

 /s/ Arthur Patterson               Director                                                   May 21, 1996
- ---------------------------
   Arthur Patterson

                                    Director
- ---------------------------
   Andrew C. Cooper

 /s/ Roger D. Linquist              Director                                                   May 21, 1996
- ---------------------------
   Roger D. Linquist

  /s/ Leigh J. Abramson             Director                                                   May 21, 1996
- ---------------------------
    Leigh J. Abramson

/s/ Alejandro Perez Elizondo        Director                                                   May 21, 1996
- ----------------------------
  Alejandro Perez Elizondo
                                    Director

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

                        PAGEMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL


     PageMart, Inc. ("PageMart"), a wholly-owned subsidiary of PageMart Wireless, Inc. ("Wireless"), was incorporated as a Delaware corporation on May 8, 1989, to provide wireless messaging products and services. PageMart and its subsidiaries are referred to herein as the "Company." Wireless was incorporated in Delaware on November 29, 1994 as a wholly-owned subsidiary of PageMart. Effective January 15, 1995, PageMart merged with a wholly-owned subsidiary of Wireless, pursuant to which PageMart was the surviving corporation (the "Reorganization"). As part of the Reorganization, each share of outstanding common stock of PageMart was converted into the right to receive one share of common stock of Wireless. Upon consummation of the Reorganization, the stockholders of PageMart had the same ownership interest in Wireless as they had in PageMart, and Wireless owned all of the capital stock of PageMart.



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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION


     The accompanying financial statements include the accounts of PageMart and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


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

3.  NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES


     During July and December 1994, the Company and Wireless participated in auctions of NPCS frequencies conducted by the FCC. As a result of the auctions, the Company was awarded a narrowband license for a 50 kHz unpaired nationwide frequency for a purchase price of approximately $38 million, and Wireless was awarded five 50/50 kHz paired regional narrowband licenses for a purchase price of approximately $95 million. Amortization of the NPCS licenses will commence when placed in service. The NPCS licenses will be amortized over a period not to exceed 40 years. The Company intends to follow the provisions of Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Cost" with respect to its NPCS licenses and the related construction of its two-way messaging network.


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


     The agreement among stockholders contains provisions which restrict the transfer of Canada Holding shares and PageMart Canada shares for periods ranging from three to five years. During the two years following the third anniversary of the transactions, the third-party Canadian investors may exchange the 1,000,000 Class A common shares they hold in Canada Holding to 714,286 shares of voting common stock of Wireless, subject to certain U.S. and Canadian ownership requirements. Wireless is ultimately responsible for effectuating the exchange within the U.S. and Canadian ownership regulations. Such exchange may be accelerated in the event Wireless enters into an agreement to be acquired. After the third anniversary of the transactions, Wireless will have the right to purchase the shares held by the third-party Canadian investors at their fair market value provided regulatory ownership requirements permit such purchase.


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

                                 EXHIBIT INDEX





Exhibit
 No.                      Description of Exhibit
- -------                   ----------------------
10.30               Equipment Purchase Agreement between Motorola, Inc. and
                    PageMart Wireless, Inc.

10.31 Technology Asset Agreement dated as of December 1, 1995 between Motorola, Inc. and PageMart Wireless, Inc.