Form 10-Q
period 1996-06-30
PAGEMART INC
filed 1996-08-02
CIK 922227

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

===============================================================================

                                  FORM 10-Q

                                 (MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

     YES    X                                            NO
        ---------                                            ---------


As of August 1, 1996, there were 100 shares of the registrant's common stock outstanding, all of which were owned by Pagemart Wireless, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       PAGEMART, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1995
           and June 30, 1996................................................  3

         Condensed Consolidated Statements of Operations
           for the Three and Six Months Ended June 30, 1995 and 1996........  4

         Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1995 and 1996..........................  5

         Notes to Condensed Consolidated Financial Statements ..............  6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................  7


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.................................................. 13

Item 6.  Exhibits and Reports on Form 8-K................................... 13

                        PAGEMART, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                         December 31,           June 30,
                                                            1995                  1996
                                                         ------------      -------------
                                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $      9,897      $       4,336
  Accounts receivable, net                                     10,079              2,318
  Inventories                                                  11,179              2,192
  Prepaid expenses and other current assets                     3,202              2,731
                                                         ------------      -------------
      Total current assets                                     34,357             11,577

Restricted investments                                            500                  -

Property and equipment, net                                    51,810             69,216

Narrowband licenses                                            38,210             38,210

Deferred debt issuance costs, net                               2,695              2,527

Other assets                                                    6,054              6,934
                                                         ------------      -------------
      Total assets                                       $    133,626      $     128,464
                                                         ============      =============

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable                                       $     23,094      $      24,262
  Current maturities of long-term debt                          5,479                  -
  Deferred revenue                                             21,409             37,808
  Other current liabilities                                     6,166              6,882
                                                         ------------      -------------
      Total current liabilities                                56,148             68,952

Long-term debt                                                104,499            101,241

Commitments and contingencies

Stockholder's deficit:
  Common stock $.0001 par value per share, 1,000
     shares authorized, 100 issued at December 31,
     1995 and June 30, 1996                                         -                  -
  Additional paid-in capital                                  124,438            124,438
  Accumulated deficit                                        (151,459)          (166,167)
                                                         ------------      -------------
      Total stockholder's deficit                             (27,021)           (41,729)
                                                         ------------      -------------
      Total liabilities and stockholders' deficit        $    133,626      $     128,464
                                                         ============      =============


    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                               ---------------------------               ----------------------------
                                                   1995          1996                          1995           1996
                                               ------------   -----------                ------------    ------------
Revenues:
  Recurring revenue                            $     23,387   $    36,964                $     43,851    $     70,707
  Equipment sales and activation fees                13,896        12,153                      26,135          26,955
                                               ------------   -----------                ------------    ------------
      Total revenues                                 37,283        49,117                      69,986          97,662

Cost of equipment sold                               15,294        14,641                      28,672          31,723

Operating expenses:
  Technical                                           6,141         8,783                      11,600          16,873
  Selling                                             9,216        10,464                      17,781          19,911
  General and administrative                         10,067        13,043                      19,765          25,962
  Depreciation and amortization                       3,091         4,942                       5,893           9,190
                                               ------------   -----------                ------------    ------------
      Total operating expenses                       28,515        37,232                      55,039          71,936
                                               ------------   -----------                ------------    ------------
      Operating loss                                 (6,526)       (2,756)                    (13,725)         (5,997)

Other (income) expense:
  Interest expense                                    3,782         4,052                       7,262           8,095
  Interest income                                      (242)          (41)                       (454)           (133)
  Other                                                 271           554                         608             749
                                               ------------   -----------                ------------    ------------
      Total other (income) expense                    3,811         4,565                       7,416           8,711
                                               ------------   -----------                ------------    ------------
Net loss                                       $    (10,337)  $    (7,321)               $    (21,141)   $    (14,708)
                                               ============   ===========                ============    ============



    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                       PAGEMART, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                                                                        Six months Ended June 30,
                                                                                     ----------------------------
                                                                                         1995            1996
                                                                                     -------------    -----------
Cash flows from operating activities:
  Net loss                                                                           $   (21,141)     $   (14,708)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities
     Depreciation and amortization                                                         5,893            9,190
     Provision for bad debt                                                                3,478            2,777
     Accretion of discount on senior discount notes                                        5,560            6,290
     Changes in certain assets and liabilities:
       (Increase) decrease in accounts receivable                                         (3,448)           4,984
       Decrease in inventories                                                             1,916            8,987
       (Increase) decrease in prepaid expenses and other current assets                   (1,304)             471
       (Increase) decrease in other assets, net                                              206           (1,304)
       Increase in accounts payable                                                        2,429            1,168
       Increase in deferred revenue                                                        4,507           16,399
       Increase in other current liabilities                                               1,051              716
                                                                                     -----------      -----------
            Net cash provided by (used in) operating activities                             (853)          34,970
                                                                                     -----------      -----------

Cash flows from investing activities:
  Proceeds from transfer of narrowband licenses                                           20,649                -
  Purchases of property and equipment, net                                               (17,309)         (25,915)
  Release of restricted cash                                                                   -              500
  Other                                                                                      (67)             (89)
                                                                                     -----------      -----------
            Net cash provided by (used in) investing activities                            3,273          (25,504)
                                                                                     -----------      -----------

Cash flows from financing activities:
  Borrowings from vendor credit facilities                                                 5,732                -
  Payments on vendor credit facilities                                                    (1,933)         (15,027)
                                                                                     -----------      -----------
            Net cash provided by (used in) financing activities                            3,799          (15,027)
                                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents                                       6,219           (5,561)

Cash and cash equivalents, beginning of period                                            14,507            9,897
                                                                                     -----------      -----------
Cash and cash equivalents, end of period                                             $    20,726      $     4,336
                                                                                     ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                                                      $       939      $     1,265
       Income taxes                                                                  $         -      $         -



    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                       PAGEMART, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED JUNE 30, 1996

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

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of PageMart, Inc. and subsidiaries for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

4.  INITIAL PUBLIC OFFERING

         On June 19, 1996, Wireless issued an aggregate of 6,000,000 shares of Class A Common Stock in an initial public offering (the "Offering") at a price of $13.00 per share. Wireless received proceeds from the Offering of approximately $70.5 million, after deducting underwriting discounts, commissions, fees and expenses associated with the Offering. Upon receipt of the net proceeds, the Company retired vendor debt of approximately $12.9 million and Wireless repaid approximately $11.9 million of loans outstanding under Wireless' revolving credit facility. The remaining proceeds are expected to be used by Wireless to fund the initial construction of the Company's narrowband personal communications service transmission network and for general corporate purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of PageMart, Inc. and subsidiaries (the "Company") for the three and six months ended June 30, 1995 and 1996. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report.

         When used in this discussion, the words 'estimate,' 'project' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, and those discussed below or in the Company's Form 10-K for the year ended December 31, 1995 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

         Since commencing operations in 1990, the Company has invested heavily in its one-way wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, customer service call centers and centralized administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a much larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations. See "Management's Presentation of Results of Operations."

         The Company's strategy is to expand its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communications network. From June 30, 1995 to June 30, 1996, the number of domestic units in service increased from 1,008,683 to 1,524,297.
None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1996 from its one-way wireless communications business. In addition, the Company plans to begin development and implementation of two-way wireless messaging services during 1996 and 1997, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1996 or 1997; however, it expects to generate significant revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Telecommunications, Inc., and international expansion.

         During the three months ended June 30, 1996, the Company's affiliate PageMart Canada Limited ("PageMart Canada") added 1,637 subscribers. As a result of its ownership interest in PageMart Canada, the Company's share of the units in service of PageMart Canada was 760 units in service at June 30, 1996.

         Unlike most other paging carriers, the Company sells, rather than leases, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recoups a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This results in significantly lower capital expenditures, depreciation and amortization than if the Company leased such equipment to its subscribers. The Company expects to
lease rather than sell a portion of its two- way messaging units.   In
addition, the Company's financial results are much different than other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).

         The Company sells its messaging equipment through multiple distribution channels, including direct sales, third-party resellers, private brand strategic alliances and local and national retail stores. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and to losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking and distribution strategies of the retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period. In general, the Company anticipates that, based on its recent experience, 90% of its units sold through retail distribution channels will be activated and in service within 75 days of shipment.

         The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the twelve months ended December 31, 1993, 1994, 1995 and June 30, 1996 were 3.7%, 3.4%, 2.5%, and 2.2%, respectively.

         Approximately 90% of the Company's average monthly revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder of additional ARPU is dependent on usage.

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

THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996

Units in Service

         Units in service from domestic operations were 1,008,683 and 1,524,297 as of June 30, 1995 and 1996, respectively, representing an annual growth rate of 51%. In addition, during the quarter ended June 30, 1996, PageMart Canada added 1,637 subscribers. As a result of its ownership interest in PageMart Canada, the Company's share of the units in service of PageMart Canada was 760 units at June 30, 1996. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs.

Revenues

         Revenues for the three and six months ended June 30, 1996 were $49.1 million and $97.7 million, respectively, compared to $37.3 million and $70.0 million for the three and six months ended June 30, 1995. Recurring revenues for airtime, voicemail, and other services for the three and six months ended June 30, 1996 were $37.0 million and $70.7 million, respectively, compared to $23.4 million and $43.9 million for the comparable periods ended June 30, 1995. Revenues from equipment sales and activation fees for the three and six months ended June 30, 1996 were $12.2 million and $27.0 million, respectively, compared to $13.9 million and $26.1 million for the comparable periods ended June 30, 1995. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during 1996 was somewhat
offset by a decline in the average price per unit sold.   The Company expects
equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase.

         The Company's ARPU was $8.28 and $8.50 in the second quarter of 1995 and 1996, respectively. In general, over the past twelve months the Company's ARPU has increased primarily as a result of an increase in subscribers added through retail and direct sales channels. In addition, a portion of the increase in ARPU from the second quarter of 1995 to the second quarter of 1996 was due to a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voicemail and toll free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a higher mix of subscribers added through private brand strategic alliance programs and third-party resellers, which yield lower ARPU. ARPU is lower for subscribers added through third-party resellers and private brand strategic alliances because these are generally high volume customers that are charged reduced airtime rates. However, because third-party resellers and private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company does not incur these costs with respect to such subscribers.

Cost of Equipment Sold

         The cost of equipment sold for the three and six months ended June 30, 1996 was $14.6 million and $31.7 million, respectively, compared to $15.3 million and $28.7 million for the three and six months ended June 30, 1995, respectively. The change in 1996 was a combination of an increase in the number of units sold combined with lower average pager prices paid to suppliers. The Company expects pager costs generally to remain constant, with only modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will increase on a per unit basis for the foreseeable future due to increased competition.

Operating Expenses

         Technical expenses were $8.8 million and $16.9 million for the three and six months ended June 30, 1996, respectively, compared to $6.1 million and $11.6 million for the comparable 1995 periods. The increase in 1996 resulted primarily from the expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses were $2.17 and $2.02 in the second quarter of 1995 and 1996, respectively, compared to $2.17 and $2.03 for the six months ended June 30, 1995 and 1996, respectively.

         Selling expenses were $10.5 million and $19.9 million for the three and six months ended June 30, 1996, respectively, compared to $9.2 million and $17.8 million for the three and six months ended June 30, 1995, respectively. The increase in 1996 resulted from greater marketing and advertising costs related to the significant growth in units sold, as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the six months ended June 30, 1995 and 1996, the Company added 235,953 and 284,273 net new domestic units in service, respectively. Sales and marketing employees increased from 450 at June 30, 1995 to 531 at June 30, 1996. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $86 for both the six months ended June 30, 1995 and 1996. During the three and six months ended June 30, 1996, the Company incurred $116,000 and $242,000, respectively, in selling expenses associated with its international operations.

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 1996 were $13.0 million and $26.0 million, respectively, compared to $10.1 million and $19.8 million for the comparable 1995 periods. The increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. The Company increased the number of representatives in its customer service call centers from 493 on June 30, 1995 to 561 on June 30, 1996, and believes its operates one of the most extensive of such facilities in the paging industry. On an average cost per month per unit in service basis, general and administrative expenses were $3.56 and $3.00 in the second quarter of 1995 and 1996, respectively, and $3.70 and $3.13 for the three and six months ended June 30, 1995 and 1996, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

         Depreciation and amortization for the three and six months ended June 30, 1996 were $4.9 million and $9.2 million, respectively, compared to $3.1 million and $5.9 million for the comparable periods ended June 30, 1995. The increase in 1996 resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system during 1995 and the first half of 1996. As an average cost per month per unit in service, depreciation and amortization was $1.09 and $1.14 in the second quarter of 1995 and 1996, respectively, and was $1.10 and $1.11 for the six months ended June 30, 1995 and 1996, respectively.

Interest Expense

         Interest expense for the three and six months ended June 30, 1996 was $4.1 million and $8.1 million, respectively, compared to $3.8 million and $7.3 million for the comparable periods ended June 30, 1995. The increase in 1996 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by PageMart (the "12 1/4% Notes"). Interest expense related to the 12 1/4% Notes was $2.9 million and $3.3 million for the three months ended June 30, 1995 and 1996, respectively, and was $5.7 million and $6.5 million for the six months ended June 30, 1995 and 1996, respectively.

Net Loss

         The Company sustained net losses for the three and six months ended June 30, 1996 of $7.3 million and $14.7 million, respectively, compared to $10.3 million and $21.1 million for the three and six months ended June 30, 1995, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

         The Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 1995 and 1996 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes is useful in understanding the Company's results.

         Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $.47 during the third quarter of 1994 to $2.35 during the second quarter of 1996 due primarily to the Company's increase in subscribers, operating efficiency and resulting benefits in economies of scale.

         In addition, selling and marketing expenses (including loss on equipment sold) provide a measure of the costs associated with obtaining new subscribers that the Company needs to generate the incremental recurring revenue necessary to achieve profitability. Under the GAAP presentation, recurring revenues and equipment and activation revenues are aggregated and are not separately compared to the costs associated with each.

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

         Technical Expenses. This item is the same under the management and GAAP presentations.

         General and Administrative Expenses. This item is the same under the management and GAAP presentations.

         Depreciation and Amortization. This item is the same under the management and GAAP presentations.

         Operating Profit Before Selling Expenses. Operating profit before selling expenses under the management presentation is equal to recurring revenues less technical expenses, general and administrative expenses and depreciation and amortization. Operating profit before selling expenses is not derived pursuant to GAAP.

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

Selected Quarterly Results of Operations

         The table below sets forth management's presentation of results of one-way domestic operations and other data on a quarterly basis for the eight most recent fiscal quarters. This presentation should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this report and the Company's quarterly reports on Form 10-Q for the corresponding periods below, and should not be considered in isolation or as an alternative to results of operations that are presented in accordance with GAAP (in thousands, except other data).



                                                        Three Months Ended
- ------------------------------------------------------------------------------------------------------------------------------------
                      Sept. 30,     Dec. 31,    March 31,    June 30,     Sept. 30,      Dec. 31,      March 31,      June 30,
                        1994          1994        1995         1995         1995          1995           1996           1996
                        ----          ----        ----         ----         ----          ----           ----           ----
                                                           (Unaudited)
OPERATING DATA:
Recurring revenues      $15,161      $17,902      $20,464     $23,387       $26,994       $30,658        $33,743       $36,964
Technical expenses        4,199        4,802        5,459       6,141         6,842         7,015          7,943         8,783
General and
  administrative
    expenses              7,961        8,886        9,698      10,067        11,350        12,243         12,792        13,043
Depreciation and
  amortization            2,217        2,354        2,802       3,091         3,469         3,910          4,248         4,942
                        -------      -------      -------     -------      --------      --------       --------      --------
Operating profit
  before selling
    expenses                784        1,860        2,505       4,088         5,333         7,490          8,760        10,196
Selling expenses (1)      9,580       11,732        9,704      10,614        10,889        11,181         11,601        12,836
                        -------      -------      -------     -------      --------      --------       --------      --------
Operating income
    (loss)              $(8,796)     $(9,872)     $(7,199)    $(6,526)     $ (5,556)     $ (3,691)      $ (2,841)     $ (2,640)
                        =======      =======      =======     =======      ========      ========       ========      ========
EBITDA                  $(6,579)     $(7,518)     $(4,397)    $(3,435)     $ (2,087)     $    219       $  1,407      $  2,302
                        =======      =======      =======     =======      ========      ========       ========      ========


OTHER DATA:
Units in service (2)    608,427      772,730      874,944   1,008,683     1,131,464     1,240,024      1,374,146     1,524,297
Net subscriber
  additions             112,822      164,303      102,214     133,739       122,781       108,560        134,122       150,151
ARPU (3)                  $9.15        $8.64        $8.28       $8.28         $8.41         $8.62          $8.61         $8.50
Operating profit
  before selling
  expenses per
  subscriber per
  month (4)                 .47         .90          1.01        1.45          1.66          2.11           2.23          2.35
Selling expenses
  per net
  subscriber
  addition (1)(5)            85          71            95          79            89           103             86            85

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





                                   PAGEMART, INC.



                                   /s/ JOHN D. BELETIC
                                   ---------------------------------------------
                                   John D. Beletic
August 2, 1996                     Chairman, President and
                                   Chief Executive Officer





                                   /s/ G. CLAY MYERS
                                   ---------------------------------------------
                                   G. Clay Myers
August 2, 1996                     Vice President, Finance,
                                   Chief Financial Officer and
                                   Treasurer (principal financial
                                   and chief accounting officer)

                                EXHIBIT INDEX


   EXHIBIT NO.          DESCRIPTION
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