Form 10-Q
period 1996-09-30
PAGEMART INC
filed 1996-11-14
CIK 922227

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

              For the quarterly period ended September 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

        For the Transition Period from          to
                                       ----------  ----------

                         Commission File No. 0-24436

                                PAGEMART, INC.

            (Exact name of registrant as specified in its charter)

             DELAWARE                                          75-2283921
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

    6688 N. CENTRAL EXPWY., SUITE 800
             DALLAS, TEXAS                                        75206
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

  YES    X                                                 NO
     ----------                                              ----------

As of November 13, 1996, there were 100 shares of the registrant's common stock outstanding, all of which were owned by PageMart Wireless, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        PAGEMART, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                  PAGE
                                                                 ----
ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
              1995 AND SEPTEMBER 30, 1996 . . . . . . . . . .       3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
              THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 1995 AND 1996 . . . . . . . . . .       4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          NINE MONTHS ENDED SEPTEMBER 30,
              1995 AND 1996 . . . . . . . . . . . . . . . . .       5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS  . . . . . . . . . . . . . . . . . .       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS  . . . . . . . . . . . . . . . . . .       7


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .      14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . .      14


                        PAGEMART, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                    December 31, September 30,
                                                       1995        1996
                                                    ------------ -------------
                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                      $   9,897    $   2,078
     Accounts receivable, net                          10,079          468
     Inventories                                       11,179         --
     Prepaid expenses and other current
       assets                                           3,202        2,941
                                                    ---------    ---------
           Total current assets                        34,357        5,487

Restricted investments                                    500         --

Property and equipment, net                            51,810       74,487

Narrowband licenses                                    38,210       38,210

Deferred debt issuance costs, net                       2,695        2,441

Other assets                                            6,054        5,983
                                                    ---------    ---------
           Total assets                             $ 133,626    $ 126,608
                                                    =========    =========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                               $  23,094    $  22,802
     Current maturities of long-term debt               5,479         --
     Deferred revenue                                  21,409       38,821
     Other current liabilities                          6,166        9,565
                                                    ---------    ---------
           Total current liabilities                   56,148       71,188

Long-term debt                                        104,499      104,521

Commitments and contingencies

Stockholder's deficit:

     Common stock $.0001 par value per share,
       1,000 shares authorized, 100 issued at
       December 31, 1995 and September 30, 1996          --           --



     Additional paid-in capital                       124,438      124,438
     Accumulated  deficit                            (151,459)    (173,539)
                                                    ---------    ---------
           Total stockholder's deficit                (27,021)     (49,101)
                                                    ---------    ---------
           Total liabilities and
             stockholder's deficit                  $ 133,626    $ 126,608
                                                    =========    =========





   The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                      --------------------------------        -------------------------------
                                             1995         1996                      1995        1996
                                          ---------    ---------                  ---------    ---------
Revenues:
    Recurring revenue                     $  26,994    $  39,697                  $  70,845    $ 110,404
    Equipment sales and activation fees      16,348       16,253                     42,483       43,208
                                          ---------    ---------                  ---------    ---------
          Total revenues                     43,342       55,950                    113,328      153,612

Cost of equipment sold                       17,927       19,216                     46,599       50,939

Operating expenses:
    Technical                                 6,842        9,578                     18,442       26,451
    Selling                                   9,310       10,691                     27,091       30,602
    General and administrative               11,350       13,541                     31,115       39,503
    Depreciation and amortization             3,469        5,714                      9,362       14,904
                                          ---------    ---------                  ---------    ---------
          Total operating expenses           30,971       39,524                     86,010      111,460
                                          ---------    ---------                  ---------    ---------
          Operating loss                     (5,556)      (2,790)                   (19,281)      (8,787)

Other (income) expense:
    Interest expense                          3,858        3,980                     11,120       12,075
    Interest income                            (196)         (12)                      (650)        (145)
    Other                                       229          614                        837        1,363
                                          ---------    ---------                  ---------    ---------
          Total other (income) expense        3,891        4,582                     11,307       13,293
                                          ---------    ---------                  ---------    ---------
Net loss                                  $  (9,447)   $  (7,372)                 $ (30,588)   $ (22,080)
                                          =========    =========                  =========    =========




   The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                       PAGEMART, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                                                            Nine Months Ended September 30,
                                                                             ------------------------------
                                                                                   1995        1996
                                                                                 --------    --------
Cash flows from operating activities:

     Net loss                                                                    $(30,588)   $(22,080)
     Adjustments to reconcile net loss to
        net cash provided by operating activities
        Depreciation and amortization                                               9,362      14,904
        Provision for bad debt                                                      4,627       4,610
        Accretion of discount on senior discount notes                              8,445       9,570
        Changes in certain assets and liabilities:
            (Increase) decrease in accounts receivable                             (3,002)      5,001
            Decrease in inventories                                                 2,781      11,179
            (Increase) decrease in prepaid expenses and other current assets       (1,373)        261
            Increase in other assets, net                                            (419)       (650)
            Increase (decrease) in accounts payable                                 2,604        (292)
            Increase in deferred revenue                                            5,510      17,412
            Increase in other current liabilities                                   2,647       3,399
                                                                                 --------    --------
                 Net cash provided by operating activities                            594      43,314
                                                                                 --------    --------

Cash flows from investing activities:
     Proceeds from transfer of narrowband licenses                                 20,649        --
     Purchases of property and equipment, net                                     (24,745)    (36,485)
     Release of restricted cash                                                      --           500
     Other                                                                         (2,441)       (121)
                                                                                 --------    --------
                 Net cash used in investing activities                             (6,537)    (36,106)
                                                                                 --------    --------

Cash flows from financing activities:
     Borrowings from vendor credit facilities                                       6,657        --
     Payments on vendor credit facilities                                          (3,129)    (15,027)
                                                                                 --------    --------
                 Net cash provided by (used in) financing activities                3,528     (15,027)
                                                                                 --------    --------

Net decrease in cash and cash equivalents                                          (2,415)     (7,819)

Cash and cash equivalents, beginning of period                                     14,507       9,897
                                                                                 --------    --------
Cash and cash equivalents, end of period                                         $ 12,092    $  2,078
                                                                                 ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

            Interest                                                             $  1,476    $  1,662


            Income taxes                                                         $   --      $    --






   The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

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

2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of PageMart, Inc. and subsidiaries for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

3.  LITIGATION

     On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by the plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the
Company, and discontinued plaintiff's paging services.   In the complaint,
plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. Trial has been set for March 3, 1997. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of PageMart, Inc. and subsidiaries (the "Company") for the three and nine months ended September 30, 1995 and 1996. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report.

     When used in this discussion, the words 'estimate', 'project', 'plan', 'expect' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, and those discussed below or in the Company's Form 10-K for the year ended December 31, 1995 that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     The Company's strategy is to expand its subscriber base as rapidly as possible to increase cash flow through greater utilization of its nationwide wireless communications network. From September 30, 1995 to September 30, 1996, the number of domestic units in service increased from 1,131,464 to 1,684,937. None of the Company's growth is attributable to acquisitions.
Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1996 from its one-way wireless communications business. In addition, the Company has begun development of two-way wireless messaging services in 1996 and plans to continue the development and implementation in 1997 and 1998, and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1996 or 1997; however, it expects to generate significant revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Telecommunications, Inc., and international expansion.

     During the three months ended September 30, 1996, the Company's affiliate PageMart Canada Limited ("PageMart Canada") added 4,312 subscribers. As a result of its ownership interest in PageMart Canada, the Company's share of the units in service of PageMart Canada was 3,569 units in service at September 30, 1996.

     Unlike most other paging carriers, the Company sells, rather than leases, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recoups a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This results in significantly lower capital expenditures and depreciation expense than if the Company leased such equipment to its subscribers. In addition, the Company's financial results are much different than other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).

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

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the twelve months ended December 31, 1993, 1994, 1995 and September 30, 1996 were 3.7%, 3.4%, 2.5%, and 2.3%, respectively.

     Approximately 90% of the Company's average monthly revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder of additional ARPU is dependent on usage.

RESULTS OF OPERATIONS


     The Company's principal operations to date are its domestic one-way wireless messaging division. The following discussion of results of operations analyzes the results of the Company's one- way wireless messaging operations, unless otherwise indicated.

     Certain of the following financial information is presented on a per unit basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it is a meaningful comparison period to period given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

Units in Service

     Units in service from domestic operations were 1,131,464 and 1,684,937 as of September 30, 1995 and 1996, respectively, representing an annual growth rate of 49%. In addition, during the quarter ended September 30, 1996, PageMart Canada added 4,312 subscribers. As a result of its ownership interest in PageMart Canada, the Company's share of the units in service of PageMart Canada was 3,569 units at September 30, 1996. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs.

Revenues

     Revenues for the three and nine months ended September 30, 1996 were $56.0 million and $153.6 million, respectively, compared to $43.3 million and $113.3 million for the three and nine months ended September 30, 1995. Recurring revenues for airtime, voicemail, and other services for the three and nine months ended September 30, 1996 were $39.7 million and $110.4 million, respectively, compared to $27.0 million and $70.8 million for the comparable periods ended September 30, 1995. Revenues from equipment sales and activation fees for the three and nine months ended September 30, 1996 were $16.3 million and $43.2 million, respectively, compared to $16.3 million and $42.5 million for the comparable periods ended September 30, 1995. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during 1996 was somewhat offset by a decline in the
average price per unit sold.   The Company expects equipment prices per unit
generally to remain constant or decline only slightly as sales volumes increase.

     The Company's ARPU was $8.41 and $8.25 in the third quarter of 1995 and 1996, respectively. In general, over the past twelve months the Company's ARPU has decreased primarily as a result of an increase in subscribers added through private brand strategic alliance and third party reseller channels. This decrease in ARPU has been offset somewhat by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voicemail and toll free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a higher mix of subscribers added through private brand strategic alliance programs which yield lower ARPU. ARPU is lower for subscribers added through private brand strategic alliances and third party resellers because these are generally high volume customers that are charged reduced airtime rates. However, because private brand strategic alliance partners and third party resellers are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower administrative costs with respect to such subscribers.

Cost of Equipment Sold

     The cost of equipment sold for the three and nine months ended September 30, 1996 was $19.2 million and $50.9 million, respectively, compared to $17.9 million and $46.6 million for the three and nine months ended September 30, 1995, respectively. The change in 1996 was a combination of an increase in the number of units sold combined with slightly lower average pager prices paid to suppliers. The Company expects pager costs generally to remain constant, with only modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will increase on a per unit basis for the foreseeable future due to increased competition, especially in the national retail channel.

Operating Expenses

     Technical expenses were $9.6 million and $26.5 million for the three and nine months ended September 30, 1996, respectively, compared to $6.8 million and $18.4 million for the comparable 1995 periods. The increase in 1996 resulted primarily from the continued expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses decreased from $2.13 in the third quarter of 1995 to $1.99 in the third quarter of 1996. In addition, technical expenses decreased from $2.15 for the nine months ended September 30, 1995 to $2.01 for the nine months ended September 30, 1996.

     Selling expenses were $10.7 million and $30.6 million for the three and nine months ended September 30, 1996, respectively, compared to $9.3 million and $27.1 million for the three and nine months ended September 30, 1995, respectively. The increase in 1996 resulted from greater marketing and advertising costs related to the growth in units sold, as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the nine months ended September 30, 1995 and 1996, the Company added 358,734 and 444,913 net new domestic units in service, respectively. Sales and marketing employees increased from 446 at September 30, 1995 to 534 at September 30, 1996. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $87 and $85 for the nine months ended September 30, 1995 and 1996, respectively. During the three and nine months ended September 30, 1996, the Company incurred $66,000 and $308,000, respectively, in selling expenses associated with its international operations.

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and nine months ended September 30, 1996 were $13.5 million and $39.5 million, respectively, compared to $11.4 million and $31.1 million for the comparable 1995 periods. The increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $3.54 and $2.81 in the third quarter of 1995 and 1996, respectively, and $3.63 and $3.00 for the nine months ended September 30, 1995 and 1996, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

     Depreciation and amortization for the three and nine months ended September 30, 1996 were $5.7 million and $14.9 million, respectively, compared to $3.5 million and $9.4 million for the comparable periods ended September 30, 1995. The increase in 1996 resulted from the continued expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system during 1995 and 1996. As an average cost per month per unit in service, depreciation and amortization was $1.08 and $1.19 in the third quarter of 1995 and 1996, respectively, and was $1.09 and $1.13 for the nine months ended September 30, 1995 and 1996, respectively.

Interest Expense

     Interest expense for the three and nine months ended September 30, 1996 was $4.0 million and $12.1 million, respectively, compared to $3.9 million and $11.1 million for the comparable periods ended September 30, 1995. The increase in 1996 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by PageMart (the "12 1/4% Notes"). Interest expense related to the 12 1/4% Notes was $3.0 million and $3.4 million for the three months ended September 30, 1995 and 1996, respectively, and was $8.7 million and $9.8 million for the nine months ended September 30, 1995 and 1996, respectively.

Net Loss

     The Company sustained net losses for the three and nine months ended September 30, 1996 of $7.4 million and $22.1 million, respectively, compared to $9.4 million and $30.6 million for the three and nine months ended September 30, 1995, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

     The Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 1995 and 1996 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes is useful in understanding the Company's results.

     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $.90 during the fourth quarter of 1994 to $2.20 during the third quarter of 1996 due primarily to the Company's increase in subscribers, operating efficiency and resulting benefits in economies of scale. During the third quarter of 1996, the operating profit before selling expense per subscriber per month decreased to $2.20 from $2.35 during the second quarter of 1996 due to lower average revenue per unit combined with an increase in absolute technical expenses associated with network expansion, and increased general and administrative expenses associated with expansion of customer service capabilities.

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


                                                        Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                         Dec.  31,     Mar 31,      June 30,      Sept.  30,      Dec. 31,       Mar 31,    June 30,     Sept. 30,
                           1994         1995          1995           1995           1995          1996        1996         1996
                         -------       -------       -------        -------        -------       -------    -------       -------
                                                                  (Unaudited)
 OPERATING DATA:
 Recurring revenues      $17,902       $20,464       $23,387        $26,994        $30,658       $33,743    $36,964       $39,697
 Technical expenses        4,802         5,459         6,141          6,842          7,015         7,943      8,783         9,725
 General and
    administrative
    expenses               8,886         9,698        10,067         11,350         12,243        12,792     13,043        13,668
 Depreciation and
    amortization           2,354         2,802         3,091          3,469          3,910         4,248      4,942         5,714
                         -------       -------       -------        -------        -------       -------    -------       -------
 Operating profit
    before selling
    expenses               1,860         2,505         4,088          5,333          7,490         8,760     10,196        10,590
 Selling expenses (1)     11,732         9,704        10,614         10,889         11,181        11,601     12,836        13,588
                         -------       -------       -------        -------        -------       -------    -------       -------
 Operating income
    (loss)               $(9,872)      $(7,199)      $(6,526)       $(5,556)       $(3,691)      $(2,841)   $(2,640)      $(2,998)
                         =======       =======       =======        =======        =======       =======    =======       =======
 EBITDA                  $(7,518)      $(4,397)      $(3,435)       $(2,087)       $   219       $ 1,407    $ 2,302       $ 2,716
                         =======       =======       =======        =======        =======       =======    =======       =======
 OTHER DATA:
 Units in service (2)    772,730       874,944     1,008,683      1,131,464      1,240,024     1,374,146  1,524,297     1,684,937
 Net subscriber
    additions            164,303       102,214       133,739        122,781        108,560       134,122    150,151       160,640
 ARPU (3)                $  8.64       $  8.28       $  8.28        $  8.41        $  8.62       $  8.61    $  8.50       $  8.25
 Operating profit
    before selling
    expenses per
    subscriber per
    month (4)                .90          1.01          1.45           1.66           2.11          2.23       2.35          2.20
 Selling expenses
    per net
    subscriber
    addition (1)(5)           71            95            79             89            103            86         85            85


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

     On July 8, 1994, an action against the Company was filed in the United States District Court for the Eastern District of New York by Universal Contact Communications Inc., a former reseller of the Company's wireless messaging devices. The Company terminated the reseller relationship due to a monetary default by the plaintiff. The Company subsequently contacted plaintiff's customers in an effort to provide continued service directly through the Company, and discontinued plaintiff's paging services. In the complaint, plaintiff alleges, among other things, that the Company violated federal law by making unsolicited advertisements, breached its contract with plaintiff, slandered plaintiff, converted certain confidential information and trade secrets, tortiously interfered with plaintiff's business and contractual relations, and engaged in unfair competition. Plaintiff seeks, among other things, compensatory damages of $500,000 with respect to each of the nine causes of action included in the complaint, punitive damages of $5,000,000, and various forms of injunctive relief. The Company is vigorously defending the action. Trial has been set for March 3, 1997. In management's opinion, the ultimate outcome of this lawsuit is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

     Local 337 of the International Brotherhood of the Teamsters has filed a petition to organize the employees of the Detroit PageMart office. The union is attempting to organize all full and part time sales and support personnel. There are currently thirteen employees in sales and support. The election has been scheduled by the National Labor Relations Board for December 10, 1996. A majority of those voting must vote for the union in order to win the election. In management's opinion, the ultimate outcome of the election is not expected to have a materially adverse effect on the results of operations or financial condition of the Company.


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





                                               PAGEMART, INC.



                                               /s/ JOHN D. BELETIC
                                               -----------------------------
                                               JOHN D. BELETIC
NOVEMBER 14, 1996                              CHAIRMAN, PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER





                                               /s/ G. CLAY MYERS
                                               ---------------------------
                                               G. CLAY MYERS
NOVEMBER 14, 1996                              VICE PRESIDENT, FINANCE,
                                               CHIEF FINANCIAL OFFICER AND
                                               TREASURER (PRINCIPAL FINANCIAL
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