Form 10-K405
period 1996-12-31
PAGEMART INC
filed 1997-03-27
CIK 922227

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

              FOR THE TRANSITION PERIOD FROM          TO

                          COMMISSION FILE NO. 0-81084
                             ---------------------

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

      (Registrant's telephone number, including area code): (214) 750-5809
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                      None                                             None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no established market for the registrant's common stock. Accordingly, the registrant is unable to estimate the value of shares held by non-affiliates. See Item 5 entitled "Market for the Registrant's Common Equity and Related Stockholder Matters" for additional information concerning the market for the registrant's common stock.

     As of February 28, 1997, 100 shares of the Registrant's Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

     The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     PageMart, Inc. and its subsidiaries PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. (the "Company") offer local, multi-city, regional and nationwide paging and other one-way wireless services in all 50 states, covering 90% of the population of the United States. The Company also provides services in Puerto Rico, the U.S. Virgin Islands and the Bahamas, and has recently initiated nationwide services in Canada and Mexico. The Company employs a digital, state of the art transmission network that is 100% FLEX(R) enabled, allowing the use of high speed messaging technology thereby providing increased transmission capacity.

     The Company is the principal operating subsidiary of PageMart Wireless, Inc. ("Wireless"), the Company's parent. For information concerning the business of PageMart Wireless, Inc. and its subsidiaries, including the Company, see Wireless' Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

     The Company generally leases the locations used for its transmission facilities under operating leases. These leases, which are generally for five years or less, currently provide for aggregate annual rental charges of approximately $8.1 million. The Company does not anticipate difficulty in renewing these leases or finding equally suitable alternate facilities on acceptable terms. The Company also leases approximately 130,000 square feet of office space for its corporate headquarters in Dallas, Texas, at an annual cost of approximately $1.3 million and varying lesser amounts for local offices at other locations. Aggregate annual rental charges under the Company's local office leases are approximately $2.5 million. Effective February 1, 1998, the Company's corporate headquarters lease, covering 130,000 square feet of office space, will expire. On November 26, 1996, Wireless entered into a lease agreement for new facilities for its corporate headquarters. Under the terms of the lease, Wireless is committed to leasing 30,000 square feet of office space by June 1, 1997 expanding to 120,000 square feet on May 1, 1998.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the Company's common stock. As of February 28, 1997, all of the Company's common stock was held by Wireless.

     The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends to the holder of its common stock in the foreseeable future. Under Section 4.05 of the Indenture (the "12 1/4% Indenture") related to the 12 1/4% Senior Discount Notes due 2003 (the "12 1/4% Notes") issued by the Company, neither the Company nor its subsidiaries are permitted to pay dividends on their respective capital stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three years ended December 31, 1996. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

     When used in this discussion, the words "estimate," "project," "plan," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     Since commencing operations in 1990, the Company has invested heavily in its one-way wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, customer service call centers and centralized administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations. See "-- Management's Presentation of Results of Operations."

     The Company's strategy is to expand its subscriber base to increase cash flow through greater utilization of its nationwide wireless communications network. From January 1, 1992 to December 31, 1996, the number of units in service increased from 52,125 to 1,859,407. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1997 from its one-way wireless communications business. In addition, the Company began testing and development of two-way wireless messaging services in 1996, plans to continue the development and implementation in 1997 and 1998 and expects to incur additional operating losses during the start-up phase for such services. The Company does not anticipate any significant revenues from two-way services during 1997, however it expects to generate revenues with respect to two-way services in 1998. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Communications, Inc., and international expansion.

     During the twelve months ended December 31, 1996, the Company's affiliate PageMart Canada Limited ("PageMart Canada") added 13,270 subscribers. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 7,962 units in service at December 31, 1996.

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

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1994, 1995 and 1996 were 3.4%, 2.5% and 2.4%, respectively.

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

  FISCAL YEARS 1994, 1995 AND 1996

     Units in Service

     Units in service were 772,730, 1,240,024 and 1,851,445 as of December 31, 1994, 1995 and 1996, respectively. This represents a growth rate of 60% and 49% in 1995 and 1996, respectively. In addition, for the year ended December 31, 1996, PageMart Canada added 13,270 subscribers. As a result of its ownership interest in PageMart Canada, the Company's proportional share of the units in service of PageMart Canada was 7,962 units at December 31, 1996. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs.

     Revenues

     Revenues for the fiscal years 1994, 1995 and 1996 were $109.8 million, $159.2 million and $221.6 million respectively. Recurring revenues for airtime, voice mail and other services for the same periods were $56.6 million, $101.5 million and $153.0 million respectively. Revenues from equipment sales and activation fees for 1994, 1995 and 1996 were $53.2 million, $57.7 million, and $68.6 million respectively. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during 1996 was somewhat offset by a decline in the average price per unit sold. The Company expects equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase.

     The Company's ARPU was $8.64, $8.62 and $8.04 in the final quarter of 1994, 1995 and 1996, respectively. Over the past twelve months, the Company's ARPU has decreased primarily as a result of an increase in subscribers added through third-party resellers and private brand strategic alliance channels. This decrease in ARPU has been offset somewhat by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value added services such as voice mail and toll-free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs which yield lower ARPU. ARPU is lower for subscribers added through third-party resellers and private brand strategic alliances because these are generally high volume customers that are charged wholesale airtime rates. However, because third-party resellers and private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

     Cost of Equipment Sold

     The cost of equipment sold in 1994, 1995 and 1996 was $57.8 million, $64.0 million and $78.9 million respectively. The change in 1996 was a combination of an increase in the number of units sold and slightly lower average pager prices paid to suppliers. The Company expects pager costs generally to remain constant with modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will increase on a per unit basis for the foreseeable future due to increased competition, especially in the national retail channel.

     Operating Expenses

     Technical expenses were $16.2 million, $25.5 million and $36.7 in 1994, 1995 and 1996, respectively. The increase resulted primarily from the continued expansion of the Company's nationwide network infrastructure, which resulted in greater expenses associated with the addition of new transmitter sites, transmitter and terminal equipment and telecommunications expenses. On an average monthly cost per unit in service basis, technical expenses were $2.45, $2.11 and $1.98 in 1994, 1995 and 1996, respectively. The per unit decreases were the result of increased operating efficiencies and economies of scale experienced with the growth of the Company's subscriber base.

     Selling expenses in 1994, 1995 and 1996 were $31.3 million, $36.1 million and $42.6 million, respectively. This increase resulted from greater marketing and advertising costs related to the growth in units sold as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the years ended December 31, 1994, 1995 and 1996, the Company added 445,427, 467,294 and 611,421 net new domestic units in service, respectively. Sales and marketing employees decreased from 450 at December 31, 1994 to 445 at December 31, 1995 then increased to 552 at December 31, 1996. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See
"-- Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $81, $91 and $87 for the years ended December 31, 1994, 1995 and 1996, respectively. During the twelve months ended December 31, 1996, the Company incurred $447,000 in selling expenses associated with its international operations (including loss on equipment sales).

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in 1994, 1995 and 1996 were $29.8 million, $43.4 million and $53.7 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $4.52, $3.59 and $2.89 for fiscal years 1994, 1995 and 1996, respectively. The per unit decreases were a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

     Depreciation and amortization in 1994, 1995 and 1996 was $8.1 million, $13.3 million and $21.2 million, respectively. The increases resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1995 and 1996. As an average cost per month per unit in service, depreciation and amortization was $1.23, $1.10 and $1.14 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Interest Expense

     Interest expense increased from $12.9 million in 1994 to $15.2 million in 1995 and $16.1 million in 1996. The increase in 1995 was primarily the result of increased interest related to the 12 1/4% Notes due 2003 issued by PageMart, as well as increased borrowings under vendor financing agreements. The increase in 1996 was primarily the result of increased interest expense related to the 12 1/4% Notes. Interest expense related to the 12 1/4% Notes was $10.8 million, $11.8 million and $13.3 million in 1994, 1995 and 1996, respectively.

     Net Loss

     The Company sustained net losses in 1994, 1995 and 1996 of $45.8 million, $38.5 million and $30.0 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

  COMPARISON WITH GAAP PRESENTATION

     The Company's audited Consolidated Financial Statements for the years ended December 31, 1994, 1995 and 1996, included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes, the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.

     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $(0.46) during the first quarter of 1994 to $2.25 during the fourth quarter of 1996 due primarily to the Company's increase in subscribers, operating efficiency and resulting benefits in economies of scale.

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

          Recurring Revenues. Recurring revenues include periodic fees for airtime, voice mail, customized coverage options, toll-free numbers, excess usage fees and other recurring revenues and fees associated with the subscriber base. Recurring revenues do not include equipment sales revenues or initial activation fees. Recurring revenues are the same under both the management and GAAP presentations.

          Technical Expenses. This item is the same under the management and GAAP presentations.

          General and Administrative Expenses. This item is the same under the management and GAAP presentations.

          Depreciation and Amortization. This item is the same under the management and GAAP presentations.

          Operating Profit Before Selling Expenses. Operating profit before selling expenses under the management presentation is equal to recurring revenues less technical expenses, general and administrative expenses, and depreciation and amortization. Operating profit before selling expenses is not derived pursuant to GAAP.

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

                                                                  THREE MONTHS ENDED
                             ---------------------------------------------------------------------------------------------
                             MAR 31,   JUNE 30,     SEPT. 30,    DEC. 31,     MAR 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                              1995       1995         1995         1995        1996        1996        1996        1996
                             -------   ---------   -----------   ---------   ---------   ---------   ---------   ---------
                                                                      (UNAUDITED)
OPERATING DATA:
Recurring revenues.........  $20,464   $  23,387    $  26,994    $  30,658   $  33,743   $  36,964   $  39,697   $  42,637
Technical expenses.........   5,459        6,141        6,842        7,015       7,943       8,783       9,725      10,273
General and administrative
  expenses.................   9,698       10,067       11,350       12,243      12,792      13,043      13,668      14,162
Depreciation and
  amortization.............   2,802        3,091        3,469        3,910       4,248       4,942       5,714       6,288
                             -------   ---------    ---------    ---------   ---------   ---------   ---------   ---------
Operating profit before
  selling expenses.........   2,505        4,088        5,333        7,490       8,760      10,196      10,590      11,914
Selling expenses(1)........   9,704       10,614       10,889       11,181      11,601      12,836      13,588      14,900
                             -------   ---------    ---------    ---------   ---------   ---------   ---------   ---------
Operating income (loss)....  $(7,199)  $  (6,526)   $  (5,556)   $  (3,691)  $  (2,841)  $  (2,640)  $  (2,998)  $  (2,986)
                             =======   =========    =========    =========   =========   =========   =========   =========
EBITDA.....................  $(4,397)  $  (3,435)   $  (2,087)   $     219   $   1,407   $   2,302   $   2,716   $   3,302
                             =======   =========    =========    =========   =========   =========   =========   =========
OTHER DATA:
Units in service(2)........  874,944   1,008,683    1,131,464    1,240,024   1,374,146   1,524,297   1,684,937   1,851,445
Net subscriber additions...  102,214     133,739      122,781      108,560     134,122     150,151     160,640     166,508
ARPU(3)....................  $ 8.28    $    8.28    $    8.41    $    8.62   $    8.61   $    8.50   $    8.25   $    8.04
Operating profit before
  selling expenses per
  subscriber per
  month(4).................    1.01         1.45         1.66         2.11        2.23        2.35        2.20        2.25
Selling expense per net
  subscriber
  addition(1)(5)...........      95           79           89          103          86          85          85          89
Capital employed per unit
  in Service(6)                  45           39           39           40          41          49          49          43

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

(6) Calculated by dividing total assets (excluding cash, NPCS licenses and international investments) minus current liabilities (excluding current maturities of long-term debt) at the end of the period, by units in service at the end of the period.

     The Company cautions readers that any forward-looking statements contained in this Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for 1997 and beyond to differ materially from those expressed in any such forward-looking statements -- economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; changes in regulation by the Federal Communications Commission and various state regulatory agencies; and the ability of the Company to obtain financing to construct, operate and market the transmission network for two-way services.

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

     (a) The following documents are filed as part of this 10-K:

        (1) Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

        (2) Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1 hereof.

        (3) Exhibits Required by Item 601 of Regulation S-K.

     (A) Exhibits

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        3(i)**           -- Restated Certificate of Incorporation of PageMart, Inc.
        3(ii)*           -- By-laws of PageMart, Inc.
        4.1**            -- Indenture, dated as of October 19, 1993, between
                            PageMart, Inc. and United States Trust Company of New
                            York, as Trustee, relating to the 12 1/4% Senior Discount
                            Notes due 2003
       10.1**            -- Warrant Agreement, dated as of October 19, 1993, between
                            PageMart, Inc. and United States Trust Company of New
                            York, as Warrant Agent, relating to the Warrants to
                            purchase Common Stock of the Company.
       10.2**            -- Telecommunications Service Agreement, dated May 29, 1992, between PageMart, Inc. and WilTel, Inc.
       10.3**            -- Equipment Lease Agreement, dated May 20, 1992, between
                            PageMart, Inc. and Glenayre Electronics, Inc.
       10.4**            -- First Addendum to Equipment Lease Agreement, dated May
                            20, 1992, between PageMart, Inc. and Glenayre
                            Electronics, Inc.
       10.5**            -- Amendment No. 2 to Equipment Lease Agreement, dated
                            October 18, 1993, between PageMart, Inc. and Glenayre
                            Electronics, Inc.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.6**            -- Lease Agreement and Addendum, dated January 10, 1990,
                            between Kingston Houston Partners I, Ltd. and PageMart,
                            Inc.
       10.7**            -- Expansion and Extension of Lease Agreement, dated April
                            7, 1993, between Kingston Houston Partners I, Ltd. and
                            PageMart, Inc.
       10.8**            -- Office Lease Agreement, dated January 29, 1992, between
                            Dallas Central Development Corp. and PageMart, Inc.
       10.9**            -- First Amendment to Office Lease Agreement, dated July 29,
                            1992, between Fulcrum Central Ltd., as successor in
                            interest to Dallas Central Development Corp., and
                            PageMart, Inc.
       10.10**           -- Second Amendment to Office Lease Agreement, dated
                            December 1, 1992, between Fulcrum Central Ltd., as
                            successor in interest to Dallas Central Development
                            Corp., and PageMart, Inc.
       10.11**           -- Third Amendment to Office Lease Agreement, dated December
                            29, 1992, between Fulcrum Central Ltd., as successor in
                            interest to Dallas Central Development Corp., and
                            PageMart, Inc.
       10.12**           -- Fourth Amendment to Office Lease Agreement, dated July
                            21, 1993, between Fulcrum Central Ltd., as successor in
                            interest to Dallas Central Development Corp., and
                            PageMart, Inc.
       10.13**           -- License Agreement, dated May 12, 1994, between PageMart,
                            Inc., licensee, and International Business Machines
                            Corporation, licensor.
       10.14**           -- Sales Contract, dated January 21, 1994, between PageMart,
                            Inc., buyer, and Mitsui Comtek Corporation, seller.
       10.15**           -- Resale Agreement, dated November 1, 1993, between
                            PageMart, Inc., licensor, and GTE Service Corporation,
                            licensee.
       10.16**           -- Financing and Security Agreement between Motorola and
                            PageMart, Inc. dated May 18, 1994.
       10.17**           -- Subscription Agreement, dated June 9, 1994, between
                            PageMart, Inc. and Fomento Empresarial Regiomontano, S.A.
                            de C.V.
       10.18**           -- Letter of Intent, dated June 9, 1994, between PageMart,
                            Inc. and Fomento Empresarial Regiomontano, S.A. de C.V.
       10.19*            -- Strategic Alliance Agreement No. 1, dated September 15,
                            1994, between GTE Service Corporation and PageMart, Inc.
       10.20*            -- Strategic Alliance Agreement No. 2, dated October 13,
                            1994, between GTE Service Corporation and PageMart, Inc.
       10.21*            -- Secured promissory note of John D. Beletic, as Maker, in favor of PageMart, Inc. dated January 28, 1994, in the
                            amount of $97,800.
       10.22*            -- Secured promissory note of John D. Beletic, as Maker, in favor of PageMart, Inc. dated November 29, 1994, in the
                            amount of $200,000.
       10.23*            -- Agreement of Reorganization and Plan of Merger, dated as of December 5, 1994, between PageMart, Inc., PageMart
                            Nationwide, Inc. and PM Merger Corp.
       10.24+            -- Receivables Purchase Agreement between PageMart, Inc. and
                            PageMart Nationwide, Inc., dated as of May 11, 1995.
       10.25+            -- Inventory Sale Agreement between PageMart, Inc. and
                            PageMart Nationwide, Inc., dated as of May 11, 1995.
       10.26+            -- Satellite Services and Space Segment Lease Agreement,
                            dated January 2, 1995, between PageMart, Inc. and
                            SpaceCom Systems, Inc.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.27***          -- Secured promissory note of John D. Beletic, as Maker, in favor of PageMart Nationwide, Inc. dated May 11, 1995, in
                            the amount of $21,000.
       10.28***          -- Subscription Agreement dated as of July 7, 1995 among
                            PageMart Nationwide, Inc., PageMart Canada Holding
                            Corporation and TD Capital Group Ltd.
       10.29***          -- Agreement Among Stockholders among PageMart Nationwide,
                            Inc., PageMart International, Inc., TD Capital Group
                            Ltd., PageMart Canada Holding Corporation and PageMart
                            Canada Limited.
       10.30***          -- Equipment Purchase Agreement between Motorola, Inc. and
                            PageMart Wireless, Inc.(1)
       10.31***          -- Technology Asset Agreement dated as of December 1, 1995 between Motorola, Inc. and PageMart Wireless, Inc.(1)
       10.32****         -- Office Lease Agreement date as of November 26, 1996
                            between Crescent Real Estate Equities Limited and
                            PageMart Wireless, Inc.
       21.1*             -- PageMart, Inc. Subsidiaries.
       27.1****          -- Financial Data Schedule for the year ended December 31,
                            1996.

---------------

   * Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1994.

  ** Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-78054).

 *** Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1995.

**** Filed herewith.

   + Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-81084).

 (1) The Company has requested confidential treatment for certain portions of this agreement.

     (B) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1997

                                            PAGEMART INC.
                                            (Registrant)

                                            By:      /s/ JOHN D. BELETIC
                                              ----------------------------------
                                                       John D. Beletic
                                                   Chairman, President and
                                                   Chief Executive Officer

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ JOHN D. BELETIC                   Chairman, President and Chief         March 27, 1997
-----------------------------------------------------    Executive Officer (Principal
                   John D. Beletic                       Executive Officer)

                  /s/ G. CLAY MYERS                    Vice President, Finance, Chief        March 27, 1997
-----------------------------------------------------    Financial Officer and Treasurer
                    G. Clay Myers                        (Principal Financial and
                                                         Accounting Officer)

                  /s/ FRANK V. SICA                    Director                              March 27, 1997
-----------------------------------------------------
                    Frank V. Sica

                /s/ GUY L. de CHAZAL                   Director                              March 27, 1997
-----------------------------------------------------
                  Guy L. de Chazal

                /s/ ARTHUR PATTERSON                   Director                              March 27, 1997
-----------------------------------------------------
                  Arthur Patterson

                /s/ ROGER D. LINQUIST                  Director                              March 27, 1997
-----------------------------------------------------
                  Roger D. Linquist

                /s/ LEIGH J. ABRAMSON                  Director                              March 27, 1997
-----------------------------------------------------
                  Leigh J. Abramson

            /s/ ALEJANDRO PEREZ ELIZONDO               Director                              March 27, 1997
-----------------------------------------------------
              Alejandro Perez Elizondo

               /s/ PAMELA D. A. REEVE                  Director                              March 27, 1997
-----------------------------------------------------
                 Pamela D. A. Reeve

                        PAGEMART, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 1995 and
  1996......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996..........................  F-4
Consolidated Statements of Stockholder's Equity (Deficit)
  for the Years Ended December 31, 1994, 1995 and 1996......  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996..........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Report of Independent Public Accountants on Financial
  Statement Schedule........................................  S-1
Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 1994, 1995 and 1996..............  S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of PageMart, Inc.:

     We have audited the accompanying consolidated balance sheets of PageMart, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PageMart, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Dallas, Texas,                              ARTHUR ANDERSEN LLP
January 31, 1997

                        PAGEMART, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1995         1996
                                                              ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   9,897    $      55
  Accounts receivable (net of allowance for doubtful
    accounts of $4,534 and $4,776 in 1995 and 1996,
    respectively)...........................................     10,079          134
  Inventories...............................................     11,179            1
  Prepaid expenses and other current assets.................      3,202        3,021
                                                              ---------    ---------
         Total current assets...............................     34,357        3,211
RESTRICTED INVESTMENTS......................................        500           --
PROPERTY AND EQUIPMENT (net of accumulated depreciation of
  $29,163 and $48,851 in 1995 and 1996, respectively).......     51,810       82,960
NARROWBAND LICENSES.........................................     38,210       38,210
DEFERRED DEBT ISSUANCE COSTS (net of accumulated
  amortization of $1,305 and $1,650 in 1995 and 1996,
  respectively).............................................      2,695        2,355
OTHER ASSETS................................................      6,054        5,731
                                                              ---------    ---------
         Total assets.......................................  $ 133,626    $ 132,467
                                                              =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $  23,094    $  28,133
  Deferred revenue..........................................     21,409       44,507
  Current maturities of long-term debt......................      5,479           --
  Other current liabilities.................................      6,166        8,925
                                                              ---------    ---------
         Total current liabilities..........................     56,148       81,565
LONG-TERM DEBT..............................................    104,499      107,947
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $.0001 par value per share, 88,500,000
    shares authorized and 100 issued at December 31, 1995
    and December 31, 1996, respectively.....................         --           --
  Additional paid-in capital................................    124,438      124,438
  Accumulated deficit.......................................   (151,459)    (181,483)
                                                              ---------    ---------
         Total stockholder's equity (deficit)...............    (27,021)     (57,045)
                                                              ---------    ---------
         Total liabilities and stockholder's equity
           (deficit)........................................  $ 133,626    $ 132,467
                                                              =========    =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1994        1995        1996
                                                             --------    --------    --------
REVENUES:
  Recurring revenue........................................  $ 56,648    $101,503    $153,041
  Equipment sales and activation fees......................    53,185      57,688      68,551
                                                             --------    --------    --------
          Total revenues...................................   109,833     159,191     221,592
COST OF EQUIPMENT SOLD.....................................    57,835      63,982      78,896
OPERATING EXPENSES:
  Technical................................................    16,155      25,457      36,724
  Selling..................................................    31,252      36,094      43,027
  General and administrative...............................    29,810      43,358      53,665
  Depreciation and amortization............................     8,105      13,272      21,192
                                                             --------    --------    --------
          Total operating expenses.........................    85,322     118,181     154,608
                                                             --------    --------    --------
          Operating loss...................................   (33,324)    (22,972)    (11,912)
OTHER (INCOME) EXPENSE:
  Interest expense.........................................    12,933      15,199      16,137
  Interest income..........................................      (858)       (731)       (153)
  Other....................................................       414       1,042       2,128
                                                             --------    --------    --------
          Total other (income) expense.....................    12,489      15,510      18,112
                                                             --------    --------    --------
NET LOSS...................................................  $(45,813)   $(38,482)   $(30,024)
                                                             ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        CONVERTIBLE
                                      PREFERRED STOCK          COMMON STOCK
                                    --------------------   --------------------   ADDITIONAL                     STOCK
                                     NUMBER OF              NUMBER OF              PAID-IN     ACCUMULATED   SUBSCRIPTIONS
                                      SHARES      AMOUNT     SHARES      AMOUNT    CAPITAL       DEFICIT      RECEIVABLE
                                    -----------   ------   -----------   ------   ----------   -----------   -------------
BALANCE, December 31, 1993........   15,310,943    $ 2       2,671,074    $--      $ 47,523     $ (67,164)       $(129)
11,242,857 shares of common stock
  issued in the 1994 Stock
  Offerings.......................           --     --      11,242,857      1        76,902            --           --
Conversion of convertible
  preferred stock to common
  stock...........................  (15,310,943)    (2)     15,310,943      2            --            --           --
304,651 shares of common stock
  issued under the Stock
  option/Stock issuance plan......           --     --         304,651     --           269            --         (216)
Repayment of stock subscriptions
  receivable......................           --     --              --     --            --            --          102
Net loss..........................           --     --              --     --            --       (45,813)          --
                                    -----------    ---     -----------    ---      --------     ---------        -----
BALANCE, December 31, 1994........           --     --      29,529,525      3       124,694      (112,977)        (243)
Retirement of treasury stock......           --     --        (200,000)    --           (16)           --           --
Reorganization of PageMart, Inc.
  as a wholly owned subsidiary of
  PageMart Wireless, Inc..........           --     --     (29,329,425)    (3)         (240)           --          243
Net loss..........................           --     --              --     --            --       (38,482)          --
                                    -----------    ---     -----------    ---      --------     ---------        -----
BALANCE, December 31, 1995........           --     --             100     --       124,438      (151,459)          --
Net loss..........................           --     --              --     --            --       (30,024)          --
                                    -----------    ---     -----------    ---      --------     ---------        -----
BALANCE, December 31, 1996........           --    $--             100    $--      $124,438     $(181,483)       $  --
                                    ===========    ===     ===========    ===      ========     =========        =====


                                    TREASURY
                                     STOCK      TOTAL
                                    --------   --------
BALANCE, December 31, 1993........    $(16)    $(19,784)
11,242,857 shares of common stock
  issued in the 1994 Stock
  Offerings.......................      --       76,903
Conversion of convertible
  preferred stock to common
  stock...........................      --           --
304,651 shares of common stock
  issued under the Stock
  option/Stock issuance plan......      --           53
Repayment of stock subscriptions
  receivable......................      --          102
Net loss..........................      --      (45,813)
                                      ----     --------
BALANCE, December 31, 1994........     (16)      11,461
Retirement of treasury stock......      16           --
Reorganization of PageMart, Inc.
  as a wholly owned subsidiary of
  PageMart Wireless, Inc..........      --           --
Net loss..........................      --      (38,482)
                                      ----     --------
BALANCE, December 31, 1995........      --      (27,021)
Net loss..........................      --      (30,024)
                                      ----     --------
BALANCE, December 31, 1996........    $ --     $(57,045)
                                      ====     ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1994        1995        1996
                                                              --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(45,813)   $(38,482)   $(30,024)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     8,105      13,272      21,192
    Provision for bad debt..................................     6,590       6,135       6,986
    Accretion of discount on Senior Discount Exchange
       Notes................................................    10,034      11,458      12,995
    Amortization of deferred debt issuance costs............        --         346         345
    Changes in certain assets and liabilities:
       (Increase) decrease in accounts receivable...........   (14,629)       (630)      2,959
       (Increase) decrease in inventories...................    (4,497)      1,630      11,178
       (Increase) decrease in prepaid expenses and other
         current assets.....................................    (1,091)     (1,705)        181
       (Increase) decrease in other assets..................       254        (938)       (538)
       Increase (decrease) in accounts payable..............     8,491       6,643       5,039
       Increase in deferred revenue.........................     6,780       7,447      23,098
       Increase in other current liabilities................       248       2,126       2,759
                                                              --------    --------    --------
         Net cash provided by [(used in)] operating
           activities.......................................   (25,528)      7,302      56,170
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (2,480)         --          --
  Proceeds from sales of short-term investments.............    11,096          --          --
  Proceeds from transfer of Narrowband Licenses.............        --      20,649          --
  Purchases of Narrowband Licenses..........................   (58,885)         --          --
  Purchases of property and equipment.......................   (16,719)    (32,486)    (50,838)
  Investment in international ventures......................    (1,902)     (2,174)         (4)
  Purchases of intangible assets............................      (195)       (276)       (644)
  Release of restricted cash................................        --          --         500
                                                              --------    --------    --------
         Net cash used in investing activities..............   (69,085)    (14,287)    (50,986)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    76,903          --          --
  Proceeds from issuance of common stock under the stock
    option/stock issuance plan..............................        53          --          --
  Payment of stock subscriptions receivable.................       102          --          --
  Borrowings from vendor credit facilities..................     8,540       6,777          --
  Payments on vendor credit facilities......................    (2,052)     (4,402)    (15,026)
                                                              --------    --------    --------
         Net cash provided by financing activities..........    83,546       2,375     (15,026)
                                                              --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (11,067)     (4,610)     (9,842)
CASH AND CASH EQUIVALENTS, beginning of period..............    25,574      14,507       9,897
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 14,507    $  9,897    $     55
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $    998    $  2,269    $    932
    Income taxes............................................  $     --    $     --    $     --
NONCASH TRANSACTIONS:
  Common stock issued in exchange for stock subscriptions
    receivable..............................................  $    216    $     --    $     --

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

     The Company has incurred substantial losses from operations and negative cash flows from operations since inception and is highly leveraged. Management expects to continue to incur operating losses in 1997 and 1998. These losses are driven by the Company's investment in the growth of its subscriber base and continued expansion into additional markets. The Company's business plan calls for substantial growth in its subscriber base in order for the Company to achieve operating profitability and positive cash flows from operations. There can be no assurance that the Company will meet its business plan, achieve operating profitability, or achieve positive cash flows from operations. If the Company cannot achieve operating profitability, it may not be able to make the required payments on existing or future obligations.

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

     In management's opinion, the Company's current working capital combined with anticipated support from Wireless will be sufficient to support the planned growth for its one-way wireless communications operations through 1997. As the Company begins implementation and development of two-way services, the Company anticipates requiring additional sources of capital to fund the construction and operation of a two-way messaging network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The accompanying financial statements include the accounts of PageMart and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                        PAGEMART, INC. AND SUBSIDIARIES

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

  Restricted Investments

     In 1995 the Company had Restricted investments which represented certificates of deposit in the amount of $500,000 pledged as collateral on the Company's notes payable to vendor. The Restricted investments were released upon retirement of the notes payable to the vendor.

  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over estimated useful lives ranging from three to seven years. Depreciation expense totaled approximately $7,824,000, $12,683,000 and $19,688,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company purchases a majority of its network equipment from Motorola, Inc. and Glenayre Technologies, Inc. Maintenance and repair costs are charged to expense as incurred.

     Property and equipment consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
Network equipment...........................................  $ 57,387      96,466
Computer equipment..........................................    16,829      25,900
Furniture and equipment.....................................     6,757       9,445
                                                              --------    --------
                                                                80,973     131,811
Less: Accumulated depreciation..............................   (29,163)    (48,851)
                                                              --------    --------
                                                              $ 51,810    $ 82,960
                                                              ========    ========

  Revenue Recognition

     The Company recognizes equipment revenue immediately upon the shipment of pagers adjusted by allowances for normal returns. Recurring revenue, including revenue from airtime charges and fees for other services such as voice mail, customized coverage options and toll-free numbers are recognized in the month in which the service is provided. All expenses related to the sale of equipment are recognized at the time of sale. Deferred revenue represents advance billings for services not yet performed. Such revenue is deferred and recognized in the month in which the service is provided. Patent licensing revenues are recognized on a straight-line basis over the term of the related agreement (see Note 6). Patent licensing revenues of $383,000 and $4,596,000 are included in recurring revenues in fiscal 1995 and 1996, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                        PAGEMART, INC. AND SUBSIDIARIES
liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Advertising Expenses

     Advertising expenses are expensed as incurred.

  Reclassifications

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

  Accounting for Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company has adopted SFAS 121 for the fiscal year ending December 31, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. SFAS 121 requires that those assets to be disposed of be reported at the lower of the carrying amount or the fair value less cost to sell. Adoption of SFAS 121 does not affect the 1996 financial statements of the Company. The Company will continue to evaluate the effect on a go forward basis.

3. NARROWBAND PERSONAL COMMUNICATIONS SERVICES LICENSES

     During July and December 1994, the Company and Wireless participated in auctions of NPCS frequencies conducted by the FCC. As a result of the auctions, the Company was awarded a narrowband license for a 50 kHz unpaired nationwide frequency for a purchase price of approximately $38 million, and Wireless was awarded five 50/50 kHz paired regional narrowband licenses for a purchase price of approximately $95 million. Amortization of the NPCS licenses will commence when placed in service. The NPCS licenses will be amortized over a period not to exceed 40 years. The Company intends to follow the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" with respect to its NPCS licenses and the related construction of its two-way messaging network.

4. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     Effective November 15, 1995, PageMart International, Inc. owns 200,000 shares of common stock of PageMart Canada Limited ("PageMart Canada") which represents 20% of the ownership of PageMart Canada. The remaining 800,000 shares (representing 80% of the ownership) is held by PageMart Canada Holding Corporation ("Canada Holding"). Canada Holding is owned 50% (1,000,000 shares of Class A Common Stock) by third-party Canadian investors unrelated to PageMart and 50% (1,000,000 shares of Class B Common Stock) by PageMart International, Inc. The common shares have identical economic rights. However, voting control of Canada Holding is held by the Class A Common Stockholders as the Class A shares have two votes per share. The Company accounts for its investments in PageMart Canada and Canada Holding under the equity method. Such investments are included in Other Assets in the Consolidated Balance Sheet.

                        PAGEMART, INC. AND SUBSIDIARIES

     The agreement among stockholders contains provisions which restrict the transfer of Canada Holding shares and PageMart Canada shares for periods ranging from three to five years. During the two years following the third anniversary of the transactions, the third-party Canadian investors may exchange the 1,000,000 Class A common shares they hold in Canada Holding to 714,286 shares of voting common stock of Wireless, subject to certain United States and Canadian ownership requirements. Wireless is ultimately responsible for effectuating the exchange within the United States and Canadian ownership regulations. Such exchange may be accelerated in the event Wireless enters into an agreement to be acquired. After the third anniversary of the transactions, Wireless will have the right to purchase the shares held by the third-party Canadian investors at their fair market value provided regulatory ownership requirements permit such purchase.

5. LONG-TERM DEBT

     Long-term debt, including capital lease obligations, consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
12 1/4% Senior Discount Notes, face amount $136,500 due
  November 1, 2003, at accreted value.......................  $ 94,952    $107,947
Vendor Purchase Financing Facility of $8 million, bearing
  interest at prime plus 4% based upon the rate quoted by
  The Wall Street Journal from time to time 12.75% at
  December 31, 1995.........................................     5,138          --
Capital lease obligations to a vendor up to $15 million,
  bearing interest ranging from 11.84% to 15.13% at December
  31, 1995..................................................     9,888          --
                                                              --------    --------
          Total debt........................................   109,978     107,947
          Less: Current maturities..........................    (5,479)         --
                                                              --------    --------
          Long-term debt....................................  $104,499    $107,947
                                                              ========    ========

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

     On June 19, 1996, Wireless issued an aggregate of 6,000,000 shares of Class A Common Stock in an initial public offering ("the Offering") at a price of $13.00 per share. Wireless received proceeds from the Offering of approximately $70.5 million, after deducting underwriting discounts, commissions, fees and

                        PAGEMART, INC. AND SUBSIDIARIES
expenses associated with the Offering. Subsequent to the Offering, the Company retired vendor debt of approximately $12.9 million.

     Maturities of long-term debt and capital lease obligations are as follows (in thousands):

   FOR THE YEAR
ENDING DECEMBER 31,
-------------------
      1997.....................................................................  $     --
      1998.....................................................................        --
      1999.....................................................................        --
      2000.....................................................................        --
      2001.....................................................................        --
      Thereafter...............................................................   107,947
                                                                                 --------
                                                                                 $107,947
                                                                                 ========

6. COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating lease agreements for office space, office equipment and transmission equipment sites. Total rent expense for 1994, 1995 and 1996 was $6,084,000, $8,471,000 and $13,496,000 respectively.

     Future minimum lease payments related to the Company's operating leases are as follows (in thousands):

   FOR THE YEAR                                                                   OPERATING
ENDING DECEMBER 31,                                                                LEASES
-------------------                                                               ---------
      1997....................................................................     $ 11,309
      1998....................................................................        9,921
      1999....................................................................        8,106
      2000....................................................................        6,342
      2001....................................................................        4,178
      Thereafter..............................................................        9,061
                                                                                   --------
      Total minimum lease payments............................................     $ 48,917
                                                                                   ========

     The Company is party to various legal proceedings arising out of the ordinary course of business. The Company believes, based on the advice of legal counsel, that there is no proceeding, either threatening or pending, against the Company that could result in a material adverse effect on the results of operations or financial condition of the Company.

     In December 1995, the Company transferred certain intellectual property to a significant vendor in exchange for certain benefits which will be recognized over a forty-seven month period. The Company also committed to purchase $40 million in network infrastructure equipment over a forty-seven month period as part of this transaction. Through December 31, 1996, the Company had purchased $19.9 million of network infrastructure under this purchase commitment.

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

                        PAGEMART, INC. AND SUBSIDIARIES

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1996, are as follows (in thousands):

                                           DECEMBER 31, 1995       DECEMBER 31, 1996
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
Cash and cash equivalents...............  $  9,897    $  9,897    $     55    $     55
Long-term debt..........................  $109,978    $104,955    $107,947    $108,176

8. STOCKHOLDER'S EQUITY (DEFICIT)

  Preferred Stock

     During 1993, the Company received net proceeds of approximately $17 million from the issuance of Series C Preferred Stock and net proceeds of approximately $71 million from the issuance of 12 1/4% Senior Discount Notes due 2003 and common stock warrants (see Note 5).

     On August 5, 1994 in conjunction with the 1994 Stock Offerings and the related stockholders agreement, each outstanding share of previously issued preferred stock converted into one share of common stock. In September 1994 the Company's Certificate of Incorporation was amended to reduce the number of authorized shares of preferred stock to 10,000,000. At December 31, 1995 and 1996, none of the authorized shares of preferred stock were issued and outstanding.

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

  Common Stock

     During the fourth quarter of 1993 in connection with issuance of the 12 1/4% Notes (see Note 5), the Company issued warrants to purchase 627,900 shares of its common stock for $3.26 per share. The warrants were valued at $5.50 per share at the date issued. In connection with the Reorganization (see
Note 1), the warrants became exercisable for Wireless common stock.

     During the third quarter of 1994, the Company issued an aggregate of 11,242,857 shares of common stock in (the "1994 Stock Offerings") at a purchase price of $7.00 per share. The aggregate net proceeds (after expenses) of the 1994 Stock Offerings were approximately $76.9 million. Of the total shares issued, 714,287 shares were convertible non-voting common stock and the remaining 10,528,570 shares were common stock. In connection with the Reorganization (see Note 1), all shares of common stock of PageMart were converted into the right to receive one share of common stock of Wireless.

     At December 31, 1996, of the 88,500,000 authorized shares of PageMart common stock, 100 shares were issued.

                        PAGEMART, INC. AND SUBSIDIARIES

9. STOCK OPTION/STOCK ISSUANCE/STOCK PURCHASE PLANS

                            STOCK COMPENSATION PLANS

     At December 31, 1996, Wireless has three stock-based compensation plans, the 1991 Stock Option/Issuance Plan, the 1996 Nonqualified Stock Option Plan for Non-Employee Directors and the Employee Stock Purchase Plan. The individuals participating in the 1991 Stock Option/Issuance Plan and the Employee Stock Purchase Plan are employees of the Company. The Company applies Accounting Principles Board Opinion 25 and related Interpretations to account for expenses related to its plans. Accordingly, no compensation costs have been recognized for its fixed option plans or its employee stock purchase plan. If compensation costs for these plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1995         1996
                                                                 --------     --------
Net loss.......................................  As reported     $(38,482)    $(30,024)
                                                 Pro forma        (38,749)     (31,521)

     As the Employee Stock Purchase Plan and the 1996 Nonqualified Formula Stock Option Plan for Non-Employee Directors were adopted in 1996, 1995 pro forma balances do not include expenses for these plans.

                            FIXED STOCK OPTION PLANS

     Wireless has two fixed stock option plans. Under the 1991 Stock Option/Issuance Plan, ("1991 Plan"), Wireless may grant options to its employees for up to 4,550,000 shares of Class A Common Stock. Under the 1996 Nonqualified Stock Option Plan for Non-Employee Directors, ("Directors Plan"), Wireless may grant options to its non-employee directors for up to 100,000 shares of common stock. Under both plans, the exercise price of each option equals the market price of Wireless's stock at the close of the market on the date of grant and an option's maximum term is 10 years. Options are granted at various times during the year and vest over a five year period under the 1991 Plan and over a three year period under the Directors Plan. Both plans are administered by the Board of Directors.

     Under the provisions of the 1991 Plan, Wireless may also issue stock to employees. The stock vests over a period not to exceed forty-eight months. Additional vesting occurs upon death or disability. Upon termination of an officer, Wireless can repurchase the unvested stock at cost. Under the Plan, Wireless issued 300,000 shares to an officer during 1992 at $0.326 per share. All awards under the Plan have been made at a price at or above the estimated fair value of Wireless's common stock at the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0 percent for all years; expected volatility of 40 percent, risk-free interest rates average
6.44 percent in 1995 and 6.35 percent in 1996 for the 1991 Plan and 6.67 percent in 1996 for the Directors Plan; and expected lives of 8.23 years.

                        PAGEMART, INC. AND SUBSIDIARIES

     A summary of the status of the Company's 1991 Plan as of December 31, 1994, 1995 and 1996; and Wireless's Directors Plan as of December 31, 1996 and changes during the years ending on these dates is presented below:

                                   1991 PLAN

                                                 1994                1995                1996
                                           -----------------   -----------------   -----------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE             AVERAGE             AVERAGE
                                           SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                           (000)     PRICE     (000)     PRICE     (000)     PRICE
                                           ------   --------   ------   --------   ------   --------
Outstanding at beginning of year.........  1,147     $2.02     1,597     $4.83     2,669     $6.59
Granted..................................    866      6.95     1,205      8.84     1,126      8.49
Exercised................................   (304)     0.89       (37)     4.12       (64)     5.24
Forfeited................................   (112)     3.23       (96)     5.82      (258)     8.51
                                           -----               -----               -----
Outstanding at end of year...............  1,597     $4.83     2,669     $6.59     3,473     $7.09
                                           =====               =====               =====

Options exercisable at year-end..........    237                 583               1,077
                                           =====               =====               =====

Weighted-average fair value of options
  granted during the year................              N/A               $5.07               $5.02
                                                     =====               =====               =====

                                 DIRECTORS PLAN

                                                                         1996
                                                              --------------------------
                                                                             WEIGHTED
                                                              SHARES         AVERAGE
                                                              (000)       EXERCISE PRICE
                                                              ------      --------------
Outstanding at beginning of year............................     --           $   --
Granted.....................................................     25            12.00
Exercised...................................................     --               --
Forfeited...................................................     --               --
                                                              -----
Outstanding at end of year..................................     25           $12.00
                                                              =====
Options exercisable at year-end.............................      6
                                                              =====
Weighted-average fair value of options granted during the
  year......................................................                  $ 7.04
                                                                              ======

                        PAGEMART, INC. AND SUBSIDIARIES

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                    NUMBER       WEIGHTED-AVG.                        NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVG.    EXERCISABLE   WEIGHTED-AVG.
EXERCISE PRICES   AT 12/31/96   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/96   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
                            1991 EMPLOYEE STOCK OPTION/ISSUANCE PLAN

$ 0.00 to  2.00      245,000           5.2             $ 0.92          212,000        $ 0.86
  2.01 to  4.00      443,000           6.5               3.26          295,000          3.26
  4.01 to  6.00       40,000           7.1               5.00           13,000          5.00
  6.01 to  8.00    1,660,000           8.7               6.94          411,000          7.12
  8.01 to 10.00      743,000           8.8               9.99          146,000          9.97
 10.01 to 12.00      342,000           8.8              11.12               --            --
                   ---------                                         ---------
                   3,473,000           8.2               7.09        1,077,000          5.19
                   =========                                         =========

                              1996 NON-EMPLOYEE STOCK OPTION PLAN

$ 0.00 to 12.00       25,000           9.2             $12.00            6,000        $12.00
                   =========                                         =========

                          EMPLOYEE STOCK PURCHASE PLAN

     Under the Employee Stock Purchase Plan, Wireless is authorized to issue up to 500,000 shares of common stock to its eligible employees. Under terms of the Plan, employees can choose on January 1 and July 1 of each year to have a portion of their earnings not to exceed $25,000 of market value per year withheld to purchase Wireless's common stock. The purchase price of the stock is 90 percent of the lower of the market price on the grant date or the market price on the June 30 or December 31 immediately following the grant date of an option. Under the Plan, Wireless sold 31,275 shares to employees in 1996. Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996: dividend yield of 0 percent; an expected life of 0.5 years; expected volatility of 40 percent; and a risk-free interest rate of 6.27 percent. The weighted-average fair value of those purchase rights granted in 1996 was $2.14.

10. FEDERAL INCOME TAXES

     PageMart files a consolidated income tax return with its parent, Wireless. PageMart has a tax sharing arrangement with Wireless, whereby PageMart's taxes are provided on a stand-alone basis.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $126.8 million and $149.2 million of net operating loss carryforwards for federal income tax purposes at December 31, 1995 and 1996, respectively. The net operating loss carryforwards will expire in the years 2004 through 2011 if not previously utilized. The utilization of these carryforwards is subject to certain limitations. Of the net operating loss carryforwards at December 31, 1996, management has estimated that approximately $38.9 million is subject to an annual utilization limit of $4.8 million.

     In connection with the adoption of SFAS 109, the Company has recorded a valuation reserve equal to its net deferred tax asset at each reporting period, due to historical and anticipated future operating losses. Accordingly, the adoption of SFAS 109 did not have an effect on the Company's financial position or results of

                        PAGEMART, INC. AND SUBSIDIARIES
operations. Management will evaluate the appropriateness of the reserve in the future based upon historical and operating results of the Company.

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

                                                  DECEMBER 31,                DECEMBER 31,
                                                      1995         CHANGE         1996
                                                  ------------    --------    ------------
Gross deferred tax asset:
  Net operating loss carryforwards..............    $ 43,128      $  7,613      $ 50,741
  Bad debt reserve..............................       2,098         1,017         3,115
  Inventory reserve.............................         828           699         1,527
  Accretion of Senior Discount Notes............       7,948         4,418        12,366
  Other.........................................         943          (161)          782
                                                    --------      --------      --------
                                                      54,945        13,586        68,531
Gross deferred tax liability:
  Depreciation..................................      (3,694)       (3,305)       (6,999)
                                                    --------      --------      --------
                                                      51,251        10,281        61,532
  Valuation allowance...........................     (51,251)      (10,281)      (61,532)
                                                    --------      --------      --------
          Net deferred tax asset................    $     --      $     --      $     --
                                                    ========      ========      ========

11. RELATED-PARTY TRANSACTIONS

     Wireless has entered into a receivables purchase agreement with PageMart pursuant to which PageMart may sell receivables to Wireless from time to time at book value less a reserve for normal bad debt. As of December 31, 1996, Wireless owned $33.4 million in receivables purchased from PageMart.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholder of PageMart, Inc.

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of PageMart, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Dallas, Texas,                              ARTHUR ANDERSEN LLP
January 31, 1997

                        PAGEMART, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

              COLUMN A                 COLUMN B            COLUMN C            COLUMN D       COLUMN E
                                                          ADDITIONS
                                                    ----------------------
                                      BALANCE AT    CHARGED TO    CHARGED
                                      BEGINNING     COSTS AND     TO OTHER                   BALANCE AT
            DESCRIPTION               OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS    END OF PERIOD
            -----------               ----------    ----------    --------    ----------    -------------
Allowance for Doubtful Accounts
Year Ended 12/31/96.................    $4,534        $6,986        $--         $6,744(a)      $4,776
Year Ended 12/31/95.................    $1,388        $6,135        $--         $2,989(a)      $4,534
Year Ended 12/31/94.................    $1,172        $6,590        $--         $6,374(a)      $1,388

---------------

(a) Accounts written off as uncollectible, net of recoveries.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        3(i)**           -- Restated Certificate of Incorporation of PageMart, Inc.
        3(ii)*           -- By-laws of PageMart, Inc.
        4.1**            -- Indenture, dated as of October 19, 1993, between
                            PageMart, Inc. and United States Trust Company of New
                            York, as Trustee, relating to the 12 1/4% Senior Discount
                            Notes due 2003
       10.1**            -- Warrant Agreement, dated as of October 19, 1993, between
                            PageMart, Inc. and United States Trust Company of New
                            York, as Warrant Agent, relating to the Warrants to
                            purchase Common Stock of the Company.
       10.2**            -- Telecommunications Service Agreement, dated May 29, 1992, between PageMart, Inc. and WilTel, Inc.
       10.3**            -- Equipment Lease Agreement, dated May 20, 1992, between
                            PageMart, Inc. and Glenayre Electronics, Inc.
       10.4**            -- First Addendum to Equipment Lease Agreement, dated May
                            20, 1992, between PageMart, Inc. and Glenayre
                            Electronics, Inc.
       10.5**            -- Amendment No. 2 to Equipment Lease Agreement, dated
                            October 18, 1993, between PageMart, Inc. and Glenayre
                            Electronics, Inc.
       10.6**            -- Lease Agreement and Addendum, dated January 10, 1990,
                            between Kingston Houston Partners I, Ltd. and PageMart,
                            Inc.
       10.7**            -- Expansion and Extension of Lease Agreement, dated April
                            7, 1993, between Kingston Houston Partners I, Ltd. and
                            PageMart, Inc.
       10.8**            -- Office Lease Agreement, dated January 29, 1992, between
                            Dallas Central Development Corp. and PageMart, Inc.
       10.9**            -- First Amendment to Office Lease Agreement, dated July 29,
                            1992, between Fulcrum Central Ltd., as successor in
                            interest to Dallas Central Development Corp., and
                            PageMart, Inc.
       10.10**           -- Second Amendment to Office Lease Agreement, dated
                            December 1, 1992, between Fulcrum Central Ltd., as
                            successor in interest to Dallas Central Development
                            Corp., and PageMart, Inc.
       10.11**           -- Third Amendment to Office Lease Agreement, dated December
                            29, 1992, between Fulcrum Central Ltd., as successor in
                            interest to Dallas Central Development Corp., and
                            PageMart, Inc.
       10.12**           -- Fourth Amendment to Office Lease Agreement, dated July
                            21, 1993, between Fulcrum Central Ltd., as successor in
                            interest to Dallas Central Development Corp., and
                            PageMart, Inc.
       10.13**           -- License Agreement, dated May 12, 1994, between PageMart,
                            Inc., licensee, and International Business Machines
                            Corporation, licensor.
       10.14**           -- Sales Contract, dated January 21, 1994, between PageMart,
                            Inc., buyer, and Mitsui Comtek Corporation, seller.
       10.15**           -- Resale Agreement, dated November 1, 1993, between
                            PageMart, Inc., licensor, and GTE Service Corporation,
                            licensee.
       10.16**           -- Financing and Security Agreement between Motorola and
                            PageMart, Inc. dated May 18, 1994.
       10.17**           -- Subscription Agreement, dated June 9, 1994, between
                            PageMart, Inc. and Fomento Empresarial Regiomontano, S.A.
                            de C.V.
       10.18**           -- Letter of Intent, dated June 9, 1994, between PageMart,
                            Inc. and Fomento Empresarial Regiomontano, S.A. de C.V.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
       10.19*            -- Strategic Alliance Agreement No. 1, dated September 15,
                            1994, between GTE Service Corporation and PageMart, Inc.
       10.20*            -- Strategic Alliance Agreement No. 2, dated October 13,
                            1994, between GTE Service Corporation and PageMart, Inc.
       10.21*            -- Secured promissory note of John D. Beletic, as Maker, in favor of PageMart, Inc. dated January 28, 1994, in the
                            amount of $97,800.
       10.22*            -- Secured promissory note of John D. Beletic, as Maker, in favor of PageMart, Inc. dated November 29, 1994, in the
                            amount of $200,000.
       10.23*            -- Agreement of Reorganization and Plan of Merger, dated as of December 5, 1994, between PageMart, Inc., PageMart
                            Nationwide, Inc. and PM Merger Corp.
       10.24+            -- Receivables Purchase Agreement between PageMart, Inc. and
                            PageMart Nationwide, Inc., dated as of May 11, 1995.
       10.25+            -- Inventory Sale Agreement between PageMart, Inc. and
                            PageMart Nationwide, Inc., dated as of May 11, 1995.
       10.26+            -- Satellite Services and Space Segment Lease Agreement,
                            dated January 2, 1995, between PageMart, Inc. and
                            SpaceCom Systems, Inc.
       10.27***          -- Secured promissory note of John D. Beletic, as Maker, in favor of PageMart Nationwide, Inc. dated May 11, 1995, in
                            the amount of $21,000.
       10.28***          -- Subscription Agreement dated as of July 7, 1995 among
                            PageMart Nationwide, Inc., PageMart Canada Holding
                            Corporation and TD Capital Group Ltd.
       10.29***          -- Agreement Among Stockholders among PageMart Nationwide,
                            Inc., PageMart International, Inc., TD Capital Group
                            Ltd., PageMart Canada Holding Corporation and PageMart
                            Canada Limited.
       10.30***          -- Equipment Purchase Agreement between Motorola, Inc. and
                            PageMart Wireless, Inc.(1)
       10.31***          -- Technology Asset Agreement dated as of December 1, 1995 between Motorola, Inc. and PageMart Wireless, Inc.(1)
       10.32****         -- Office Lease Agreement date as of November 26, 1996
                            between Crescent Real Estate Equities Limited and
                            PageMart Wireless, Inc.
       21.1*             -- PageMart, Inc. Subsidiaries.
       27.1****          -- Financial Data Schedule for the year ended December 31,
                            1996.

---------------

   * Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1994.

  ** Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-78054).

 *** Each of these exhibits is hereby incorporated by reference to the Form 10-K of the Company for the fiscal year ended December 31, 1995.

**** Filed herewith.

   + Each of these exhibits is hereby incorporated by reference to the Registration Statement on Form S-1 of the Company (Reg. No. 33-81084).

 (1) The Company has requested confidential treatment for certain portions of this agreement.

     (B) Reports on Form 8-K

     None.