Form 10-Q
period 1997-03-31
PAGEMART INC
filed 1997-05-15
CIK 922227

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     ======================================================================

                                   FORM 10-Q

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                          COMMISSION FILE NO. 0-81084

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

     YES  X      NO
         ---         ---

As of April 11, 1997, there were 100 shares of the registrant's common stock outstanding, all of which were owned by PageMart Wireless, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        PAGEMART, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                               PAGE
ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1996
               AND MARCH 31, 1997............................................................. 3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED MARCH 31, 1996 AND 1997............................................ 4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              MONTHS ENDED MARCH 31, 1996 AND 1997............................................ 5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................................. 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................... 6


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS....................................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................14


                        PAGEMART, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                     December 31,         March 31,
                                                                                        1996                1997
                                                                                   ---------------    ---------------
                                                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $            55    $             5
    Accounts receivable, net                                                                   134                 --
    Inventories                                                                                  1              8,511
    Prepaid expenses and other current assets                                                3,021              2,911
                                                                                   ---------------    ---------------
          Total current assets                                                               3,211             11,427

Restricted investments                                                                          --                 --

Property and equipment, net                                                                 82,960             81,714

Narrowband licenses                                                                         38,210             38,210

Deferred debt issuance costs, net                                                            2,355              2,268

Other assets                                                                                 5,731              4,584
                                                                                   ===============    ===============
          Total assets                                                             $       132,467    $       138,203
                                                                                   ===============    ===============

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
    Accounts payable                                                               $        28,133    $        35,919
    Current maturities of long-term debt                                                        --                 --
    Deferred revenue                                                                        44,507             45,642
    Other current liabilities                                                                8,925              9,779
                                                                                   ---------------    ---------------
          Total current liabilities                                                         81,565             91,340

Long-term debt                                                                             107,947            111,444

Commitments and contingencies

Stockholder's deficit:
    Common stock $.0001 par value per share, 1,000 shares authorized, 100 issued at December 31,
       1996 and March 31, 1997                                                                  --                 --
    Additional paid-in capital                                                             124,438            124,438
    Accumulated deficit                                                                   (181,483)          (189,019)
                                                                                   ---------------    ---------------
          Total stockholder's deficit                                                      (57,045)           (64,581)
                                                                                   ---------------    ---------------
          Total liabilities and stockholder's deficit                              $       132,467    $       138,203
                                                                                   ===============    ===============









     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                   Three Months Ended March 31,
                                                ----------------------------------
                                                      1996               1997
                                                ---------------    ---------------
Revenues:
    Recurring revenue                           $        33,743    $        46,475
    Equipment sales and activation fees                  14,802             15,248
                                                ---------------    ---------------
          Total revenues                                 48,545             61,723

Cost of equipment sold                                   17,082             18,119

Operating expenses:
    Technical                                             8,090             10,765
    Selling                                               9,447             12,666
    General and administrative                           12,919             15,763
    Depreciation and amortization                         4,248              6,808
                                                ---------------    ---------------
          Total operating expenses                       34,704             46,002
                                                ---------------    ---------------
          Operating loss                                 (3,241)            (2,398)

Other (income) expense:
    Interest expense                                      4,043              4,430
    Interest income                                         (92)               (29)
    Other                                                   195                737
                                                ---------------    ---------------
          Total other (income) expense                    4,146              5,138
                                                ---------------    ---------------
Net loss                                        $        (7,387)   $        (7,536)
                                                ===============    ===============







     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                             Three Months Ended March 31,
                                                                         ----------------------------------
                                                                              1996               1997
                                                                         ---------------    ---------------
Cash flows from operating activities:
    Net loss                                                             $        (7,387)   $        (7,536)
    Adjustments to reconcile net loss to
       net cash provided by operating activities
       Depreciation and amortization                                               4,248              6,808
       Provision for bad debt                                                      1,453              2,707
       Accretion of discount on senior discount notes                              3,077              3,497
       Amortization of deferred debt issuance costs                                   86                 87
       Changes in certain assets and liabilities:
           (Increase) decrease in accounts receivable                              3,310             (2,573)
           (Increase) decrease in inventories                                      3,163             (8,510)
           Decrease in prepaid expenses and other current assets                     295                110
           (Increase) decrease in other assets                                    (1,509)               779
           Increase in accounts payable                                            3,403              7,786
           Increase in deferred revenue                                            1,540              1,135
           Increase in other current liabilities                                     704                854
                                                                         ---------------    ---------------
                Net cash provided by operating activities                         12,383              5,144
                                                                         ---------------    ---------------

Cash flows from investing activities:
    Purchases of property and equipment, net                                     (12,796)            (4,434)
    Investment in international ventures                                              (3)                --
    Purchases of intangible assets                                                   (53)               (10)
    Other                                                                             --               (750)
                                                                         ---------------    ---------------
                Net cash used in investing activities                            (12,852)            (5,194)
                                                                         ---------------    ---------------

Cash flows from financing activities:
    Payments on vendor credit facilities                                          (1,306)                --
                                                                         ---------------    ---------------
           Net cash used in financing activities                                  (1,306)                 0
                                                                         ---------------    ---------------

Net decrease in cash and cash equivalents                                         (1,775)               (50)

Cash and cash equivalents, beginning of period                                     9,897                 55

                                                                         ===============    ===============
Cash and cash equivalents, end of period                                 $         8,122    $             5
                                                                         ===============    ===============

Supplemental disclosures of cash flow information:


    Cash paid during the period for:
           Interest                                                      $           675    $            44
           Income taxes                                                  $            --    $            --







     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1997

                                  (UNAUDITED)



1.  GENERAL

         PageMart, Inc. ("PageMart"), a wholly owned subsidiary of PageMart Wireless, Inc. ("Wireless"), was incorporated as a Delaware corporation on May 8, 1989 to provide wireless messaging products and services. The consolidated financial statements of PageMart include the accounts of PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly-owned subsidiary of PageMart. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. PageMart International, Inc., which has had no significant operations to date, holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of PageMart have no significant assets or liabilities. PageMart and its subsidiaries are referred to herein as the "Company".

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         Certain amounts in the prior year condensed consolidated financial statements have been classified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the results of operations and financial condition of the Company for the three months ended March 31, 1996 and 1997. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report.

         When used in this discussion, the words `estimate', `project', `plan', `expect' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

         The Company's strategy is to expand its subscriber base to increase cash flow through greater utilization of its nationwide wireless communications network. From March 31, 1996 to March 31, 1997, the number of domestic units in service increased from 1,374,146 to 2,001,525. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1997 from its one-way wireless communications business. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offset the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Communications, Inc., and international expansion.

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

         The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1994, 1995, 1996 and for the three months ended March 31, 1997 were 3.4%, 2.5%, 2.4% and 2.3%, respectively.

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

THREE MONTHS ENDED MARCH 31, 1996 AND 1997

Units in Service

         Units in service from domestic operations were 1,374,146 and 2,001,525 as of March 31, 1996 and 1997, respectively, representing an annual growth rate of 46%. In addition, during the quarter ended March 31, 1997, PageMart Canada Limited ("PageMart Canada") added 6,092 subscribers. As a result of its ownership interest in PageMart Canada, the Company's proportional share of net subscriber additions from PageMart Canada was 3,665 units for the three months ended March 31, 1997. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the direct sales, national retail and third-party reseller channels, as well as from private brand strategic alliance programs.

Revenues

         Revenues for the three months ended March 31, 1996 and 1997 were $48.5 million and $61.7 million, respectively. Recurring revenues for airtime, voice mail, and other services for the same periods were $33.7 million and $46.5 million, respectively. Revenues from equipment sales and activation fees for the three months ended March 31, 1996 and 1997 were $14.8 million and $15.2 million, respectively. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during the first quarter of 1997 was somewhat offset by a decline in the average price per unit sold. The Company expects equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase.

         The Company's ARPU was $8.61 and $8.04 in the first quarter of 1996 and 1997, respectively. Over the past twelve months, the Company's ARPU has decreased primarily as a result of an increase in subscribers added through third party resellers and private brand strategic alliance channels. This decrease in ARPU has been offset somewhat by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs which yield lower ARPU. ARPU is lower for subscribers added through third-party reseller private brand strategic alliances because these are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners and third-party resellers are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

Cost of Equipment Sold

         The cost of equipment sold for the three months ended March 31, 1996 and 1997 was $17.1 million and $18.1 million, respectively. The change was primarily due to an increase in the number of units sold. The Company expects pager costs generally to remain constant with modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will generally remain constant on a per unit basis for the foreseeable future due to increased competition, especially in the national retail channel.

Operating Expenses

         Technical expenses were $8.1 million and $10.8 million for the three months ended March 31, 1996, and 1997, respectively. The increase was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. On an average monthly cost per unit in service basis, technical expenses were $2.06 and $1.86 in the first quarter of 1996 and 1997, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale experienced with the growth of the Company's subscriber base.

         Selling expenses for the three months ended March 31, 1996 and 1997 were $9.4 million and $12.7 million respectively. This increase resulted from greater marketing and advertising costs related to the growth in units sold, as well as from increased sales compensation because of the addition of sales personnel in new and existing operating markets. During the first quarter of 1996 and 1997, the Company added 134,122 and 150,080 net new domestic units in service, respectively. Sales and marketing employees increased from 486 at March 31, 1996 to 530 at March 31, 1997. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $86 and $103 for the three months ended March 31, 1996 and 1997, respectively. This increase was due to losses recognized on the sale of pagers due to stocking a large number of new retail outlets in first quarter 1997 including 1,858 new outlets for RadioShack(R). The losses are recognized when pagers are shipped to retailers, usually before the units are placed into service; thus, increasing selling expenses per net subscriber addition. Selling expenses are also expected to be higher than average during the second quarter of 1997 due to stocking the remainder of the RadioShack(R) outlets. During the three months ended March 31, 1997, the Company incurred $94,000 in selling expenses associated with its international operations (including loss on equipment sales).

         General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) in the first quarter of 1996 and 1997 were $12.9 million and $15.8 million, respectively. This increase was attributable to the Company's expansion of its customer service call centers and continued expansion into new markets to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $3.29 and $2.73 in the first quarter of 1996 and 1997, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

         Depreciation and amortization for the three months ended March 31, 1996 and 1997 were $4.2 million and $6.8 million, respectively. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system during 1996 and the first three months three months of 1997. As an average cost per month per unit in service, depreciation and amortization was $1.08 and $1.19 for the three months ended 1996 and 1997, respectively.

Interest Expense

         Interest expense increased from $4.0 million in the first quarter of 1996 to $4.4 million in the first quarter of 1997. The increase in 1997 was primarily the result of increased interest expense related to the 12 1/4% Notes due 2003 issued by the Company. Interest expense related to the 12 1/4% Notes was $3.2 million and $3.6 million in the first quarter of 1996 and 1997, respectively.

Net Loss

         The Company sustained net losses in the first quarter of 1996 and 1997 of $7.4 million and $7.5 million, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

         The Company's unaudited condensed consolidated financial statements for the three months ended March 31, 1996 and 1997 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes, the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes is useful in understanding the Company's results.

         Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $(.46) during the first quarter of 1994 to $2.27 during the first quarter of 1997 due primarily to the Company's increase in subscribers, operating efficiency and resulting benefits in economies of scale.

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



                                                                      Three Months Ended
                             -----------------------------------------------------------------------------------------------------
                               June 30,     Sept 30,     Dec 31,     Mar 31,    June 30,      Sept 30,      Dec 31,      Mar 31,
                                1995         1995         1995        1996        1996         1996          1996          1997
                             ---------    ---------    ---------   ---------   ---------     ---------     ---------     ---------
                                                                    (Unaudited)
OPERATING DATA:
Recurring revenues            $ 23,387     $ 26,994     $ 30,658    $ 33,743    $ 36,964      $ 39,697      $ 42,637      $ 46,475
Technical expenses               6,141        6,842        7,015       7,943       8,783         9,725        10,273        10,765
General and administrative
  expenses                      10,067       11,350       12,243      12,792      13,043        13,668        14,162        15,763
Depreciation and amortization    3,091        3,469        3,910       4,248       4,942         5,714         6,288         6,808
                             ---------    ---------    ---------   ---------   ---------     ---------     ---------     ---------
Operating profit before
  selling expenses               4,088        5,333        7,490       8,760      10,196        10,590        11,914        13,139
Selling expenses (1)            10,614       10,889       11,181      11,601      12,836        13,588        14,900        15,443
                             ---------    ---------    ---------   ---------   ---------     ---------     ---------     ---------
Operating income (loss)       $ (6,526)    $ (5,556)    $ (3,691)   $ (2,841)   $ (2,640)     $ (2,998)     $ (2,986)     $ (2,304)
                             =========    =========    =========   =========   =========     =========     =========     =========
EBITDA                        $ (3,435)    $ (2,087)    $    219       1,407       2,302         2,716         3,302      $  4,504
                             =========    =========    =========   =========   =========     =========     =========     =========
OTHER DATA:
Units in service (2)         1,008,683    1,131,464    1,240,024   1,374,146   1,524,297     1,684,937     1,851,445     2,001,525
Net subscriber additions       133,739      122,781      108,560     134,122     150,151       160,640       166,508       150,080

ARPU (3)                      $   8.28     $   8.41     $   8.62    $   8.61    $   8.50      $   8.25      $   8.04      $   8.04

National retail outlets          2,900        3,408        3,411       3,690       4,286         5,025         5,530         7,388

Operating profit before
  selling expenses per
  subscriber per month (4)    $   1.45     $   1.66     $   2.11    $   2.23    $   2.35      $   2.20      $   2.25      $   2.27

Selling expenses per net
  subscriber Addition (1)(5)  $     79     $     89     $    103    $     86    $     85      $     85      $     89      $    103


Capital employed per  unit
  in service (6)              $     39     $     39     $     40    $     41    $     49      $     49      $     43      $     41



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

    (6) Calculated by dividing total assets (excluding cash, narrowband personal communications services assets and international investments) minus current liabilities (excluding current maturities of long-term debt) at the end of the period, by units in service at the end of the period.

         The Company cautions readers that any forward-looking statements contained in this form 10-Q or made by management of the Company involve risk and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for 1997 and beyond to differ materially from those expressed in any such forward-looking statements - economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its high debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; changes in regulation by the FCC and various state regulatory agencies and the ability of the Company to obtain financing to construct, operate and market the transmission network for two-way services.

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









                                          PAGEMART, INC.



                                          /S/JOHN D. BELETIC
                                          --------------------------------
                                          JOHN D. BELETIC
MAY 14, 1997                              CHAIRMAN, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER







                                          /S/G. CLAY MYERS
                                          --------------------------------
                                          G. CLAY MYERS
MAY 14, 1997                              VICE PRESIDENT, FINANCE,
                                          CHIEF FINANCIAL OFFICER AND
                                          TREASURER (PRINCIPAL FINANCIAL
                                          AND CHIEF ACCOUNTING OFFICER)

                                 EXHIBIT INDEX


EXHIBIT NO.          DESCRIPTION

27.1 *               Financial Data Schedule.





















*        Filed herewith.