Form 10-Q
period 1997-06-30
PAGEMART INC
filed 1997-08-13
CIK 922227

================================================================================
                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

               YES [X]                                  NO [ ]


As of August 7, 1997, there were 100 shares of the registrant's common stock outstanding, all of which were owned by PageMart Wireless, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a)
and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.
================================================================================

                        PAGEMART, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                               PAGE
                                                                             ----

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets at December 31, 1996
           and June 30, 1997 ..............................................    3

         Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 1996 and 1997 ..............    4

         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1996 and 1997 ............................    5

         Notes to Condensed Consolidated Financial Statements .............    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................    6


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS ................................................   14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................   14

                        PAGEMART, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                    December 31,      June 30,
                                                        1996            1997
                                                    ------------    ------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $         55    $         --
  Accounts receivable, net                                   134             916
  Inventories                                                  1             488
  Prepaid expenses and other current assets                3,021           2,746
                                                    ------------    ------------
      Total current assets                                 3,211           4,150

Property and equipment, net                               82,960          83,870

Narrowband licenses                                       38,210          38,210

Deferred debt issuance costs, net                          2,355           2,182

Other assets                                               5,731           3,611
                                                    ------------    ------------
      Total assets                                  $    132,467    $    132,023
                                                    ============    ============

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable                                  $     28,133    $     16,244
  Current maturities of long-term debt                        --             923
  Deferred revenue                                        44,507          55,381
  Other current liabilities                                8,925          10,320
                                                    ------------    ------------
      Total current liabilities                           81,565          82,868

Long-term debt                                           107,947         119,852

Commitments and contingencies

Stockholder's deficit:
  Common stock $.0001 par value per share, 1,000
    shares authorized, 100 issued at December 31,
    1996 and June 30, 1997                                    --              --
  Additional paid-in capital                             124,438         124,438
  Accumulated deficit                                   (181,483)       (195,135)
                                                    ------------    ------------
      Total stockholder's deficit                        (57,045)        (70,697)
                                                    ------------    ------------
      Total liabilities and stockholder's deficit   $    132,467    $    132,023
                                                    ============    ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                            Three Months             Six Months
                                           Ended June 30,          Ended June 30,
                                        --------------------    --------------------
                                          1996        1997        1996        1997
                                        --------    --------    --------    --------
Revenues:
  Recurring revenue                     $ 36,964    $ 50,006    $ 70,707    $ 96,481
  Equipment sales and activation fees     12,153      15,896      26,955      31,144
                                        --------    --------    --------    --------
      Total revenues                      49,117      65,902      97,662     127,625

Cost of equipment sold                    14,641      20,263      31,723      38,382

Operating expenses:
  Technical                                8,783      11,385      16,873      22,150
  Selling                                 10,464      12,339      19,911      25,005
  General and administrative              13,043      15,814      25,962      31,577
  Depreciation and amortization            4,942       7,240       9,190      14,048
                                        --------    --------    --------    --------
      Total operating expenses            37,232      46,778      71,936      92,780
                                        --------    --------    --------    --------
      Operating loss                      (2,756)     (1,139)     (5,997)     (3,537)

Other (income) expense:
  Interest expense                         4,052       4,238       8,095       8,668
  Interest income                            (41)        (10)       (133)        (39)
  Other                                      554         749         749       1,486
                                        --------    --------    --------    --------
      Total other (income) expense         4,565       4,977       8,711      10,115
                                        --------    --------    --------    --------
Net loss                                $ (7,321)   $ (6,116)   $(14,708)   $(13,652)
                                        ========    ========    ========    ========






     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                     Six Months
                                                                    Ended June 30,
                                                                --------------------
                                                                  1996        1997
                                                                --------    --------
Cash flows from operating activities:
  Net loss                                                      $(14,708)   $(13,652)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
    Depreciation and amortization                                  9,190      14,048
    Provision for bad debt                                         2,777       5,371
    Accretion of discount on senior discount notes                 6,290       7,149
    Amortization of deferred debt issuance costs                     168         173
    Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable                   4,984      (6,153)
      (Increase) decrease in inventories                           8,987        (487)
      Decrease in prepaid expenses and other current assets          471         275
      (Increase) decrease in other assets                         (1,472)      1,429
      Increase (decrease) in accounts payable                      1,168     (11,889)
      Increase in deferred revenue                                16,399      10,874
      Increase in other current liabilities                          716       1,395
                                                                --------    --------
          Net cash provided by operating activities               34,970       8,533
                                                                --------    --------

Cash flows from investing activities:
  Purchases of property and equipment, net                       (25,915)    (13,501)
  Release of restricted cash                                         500          --
  Other                                                              (89)       (766)
                                                                --------    --------
          Net cash used in investing activities                  (25,504)    (14,267)
                                                                --------    --------

Cash flows from financing activities:
  Borrowings from vendor financing arrangement                        --       5,857
  Payments on vendor financing arrangement                       (15,027)       (178)
                                                                --------    --------
          Net cash provided by (used in) financing activities    (15,027)      5,679
                                                                --------    --------

Net decrease in cash and cash equivalents                         (5,561)        (55)

Cash and cash equivalents, beginning of period                     9,897          55
                                                                --------    --------
Cash and cash equivalents, end of period                        $  4,336    $      0
                                                                ========    ========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                    $  1,265    $    209
    Income taxes                                                $     --    $     --





     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                        PAGEMART, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997

                                  (UNAUDITED)


1. GENERAL

     PageMart, Inc. ("PageMart"), a wholly owned subsidiary of PageMart Wireless, Inc. ("Wireless"), was incorporated as a Delaware corporation on May 8, 1989 to provide wireless messaging products and services. The consolidated financial statements of PageMart include the accounts of PageMart II, Inc., PageMart Operations, Inc., PageMart of California, Inc., PageMart of Virginia, Inc. and PageMart International, Inc. Each of these companies is a wholly-owned subsidiary of PageMart. PageMart II, Inc. and PageMart Operations, Inc. hold certain Federal Communications Commission ("FCC") licenses. PageMart International, Inc., which has had no significant operations to date, holds certain investments in an international venture in Canada. Other than these licenses and international investments, the subsidiaries of PageMart have no significant assets or liabilities. PageMart and its subsidiaries are referred to herein as the "Company."

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three and six months ended June 30, 1997 and 1996. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report.

     When used in this discussion, the words 'estimate,' 'project,' 'plan,' 'expect' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof.

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

     The Company's strategy is to expand its subscriber base and to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From June 30, 1996 to June 30, 1997, the number of domestic units in service increased from 1,524,297 to 2,181,775. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1997 from its one-way wireless communications business. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offsets the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc. and long distance reseller EXCEL Communications, Inc., and international expansion.

     Unlike most other paging carriers, the Company sells, rather than leases, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recoups a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This results in significantly lower capital expenditures and depreciation expense than if the Company leased such equipment to its subscribers. In addition, the Company's financial results are much different from those of other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).

     The Company sells its messaging equipment through multiple distribution channels, including direct sales, third-party resellers, private brand strategic alliances and local and national retail stores. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and to losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking by and distribution strategies of national retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period.

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1994, 1995, 1996 and for the six months ended June 30, 1997 were 3.4%, 2.5%, 2.4% and 2.4%, respectively.

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

     Certain of the following financial information is presented on a per unit basis. Management believes that such a presentation is useful in understanding the Company's results because it is a meaningful comparison period to period given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997

Units in Service

     Units in service from domestic operations were 1,524,297 and 2,181,775 as of June 30, 1996 and 1997, respectively, representing an annual growth rate of 43%. In addition, for the three and six months ended June 30, 1997, PageMart Canada Limited ("PageMart Canada") added 5,629 and 11,721 subscribers, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of net subscriber additions from PageMart Canada was 3,378 and 7,033 units for the three and six months ended June 30, 1997, respectively. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the national retail, private brand strategic alliance and direct sales programs.

Revenues

     Revenues for the three and six months ended June 30, 1997 were $65.9 million and $127.5 million, respectively, compared to $49.1 million and $97.7 million for the three and six months ended June 30, 1996. Recurring revenues for airtime, voice mail and other services for the three and six months ended June 30, 1997 were $50.0 million and $96.5 million, respectively, compared to $37.0 million and $70.7 million for the comparable periods ended June 30, 1996. Revenues from equipment sales and activation fees for the three and six months ended June 30, 1997 were $15.9 million and $31.1 million, respectively, compared to $12.2 million and $27.0 million for the comparable periods ended June 30, 1996. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during the second quarter of 1997 was somewhat offset by a decline in the average price per unit sold. The Company expects equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase.

     The Company's ARPU was $8.50 and $7.97 in the second quarter of 1996 and 1997, respectively. Over the past year, the Company's ARPU has decreased primarily as a result of an increase in subscribers added through the private brand strategic alliance channel. This decrease in ARPU has been offset somewhat by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU. ARPU is lower for subscribers added through private brand strategic alliances because these are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

Cost of Equipment Sold

     The cost of equipment sold for the three and six months ended June 30, 1997 was $20.2 million and $38.3 million, respectively, compared to $14.6 million and $31.7 million for the comparable periods ended June 30, 1996. The change in 1997 was primarily due to an increase in the number of units sold. The Company expects pager costs generally to remain constant with modest reductions in cost to the Company as a result of volume purchases. Management anticipates that loss on equipment sold will generally remain constant on a per unit basis for the foreseeable future.

Operating Expenses

     Technical expenses were $11.4 million and $22.2 million for the three and six months ended June 30, 1997, respectively, compared to $8.8 million and $16.9 million for the comparable 1996 periods. The increase was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. On an average monthly cost per unit in service basis, technical expenses were $2.02 and $1.81 in the second quarter of 1996 and 1997, respectively, compared to $2.02 and $1.83 for the six months ended June 30, 1996 and 1997, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

     Selling expenses for the three and six months ended June 30, 1997 were $12.2 million and $24.8 million respectively, compared to $10.5 million and $19.9 million for the three and six months ended June 30, 1996, respectively. This increase resulted from greater marketing and advertising costs related to the growth in units sold as well as costs associated with the stocking of additional retail outlets. The Company added 6,126 retail outlets from June 30, 1996 to June 30, 1997. During the six months ended June 30, 1996 and 1997, the Company added 284,273 and 330,330 net new domestic units in service, respectively. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net subscriber addition (including loss on equipment sales) were $85 and $86 for the three and six months ended June 30, 1996, respectively, compared to $92 and $97 for the three and six months ended June 30, 1997, respectively. This increase was due to losses recognized on the sale of pagers due to stocking new retail outlets in the second quarter of 1997. The Company added 3,024 additional retail outlets in the three months ended June 30,1997, including additions from RadioShack(R) and Southland (7-Eleven) stores. The losses on equipment sold are recognized when pagers are shipped to retailers, usually before the units are placed into service, thus increasing selling expenses (including loss on the sale of equipment) per net subscriber addition. During the three and six months ended June 30, 1997, the Company incurred $150,000 and $244,000 respectively, in selling expenses associated with its international operations (including loss on sale of equipment).

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and six months ended June 30, 1997 were $15.8 million and $31.6 million, respectively, compared to $13.0 million and $26.0 million for the comparable 1996 periods. This increase was attributable to the Company's expansion of its customer service call centers and other administrative capabilities to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $3.00 and $2.52 in the second quarter of 1996 and 1997, respectively, and $3.13 and $2.61 for the six months ended June 30, 1996 and 1997, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

     Depreciation and amortization for the three and six months ended June 30, 1997 were $7.2 million and $14.0 million, respectively, compared to $4.9 million and $9.2 million for the comparable periods ended June 30, 1996. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1996 and the first six months of 1997. As an average cost per month per unit in service, depreciation and amortization were $1.14 and $1.15 in the second quarter of 1996 and 1997, respectively, and were $1.11 and $1.16 for the six months ended June 30, 1996 and 1997, respectively.

Interest Expense

     Interest expense for the three and six months ended June 30, 1997 was $4.2 million and $8.7 million, respectively, compared to $4.1 million and $8.1 million for the comparable periods ended June 30, 1996. The increase in 1997 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by the Company in October 1993 (the "12 1/4% Notes"). Interest expense related to the 12 1/4% Notes was $3.3 million and $3.7 million for the three months ended June 30, 1996 and 1997, respectively, and was $6.5 million and $7.3 million for the six months ended June 30, 1996 and 1997, respectively.

Net Loss

     The Company sustained net losses for the three and six months ended June 30, 1997 of $6.1 million and $13.7 million, respectively, compared to $7.3 million and $14.7 million for the three and six months ended June 30, 1996, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

     The Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 1996 and 1997 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes, the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes is useful in understanding the Company's results.

     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per subscriber per month for the Company's one-way operations has grown from $1.66 during the third quarter of 1995 to $2.48 during the second quarter of 1997 due primarily to the Company's increase in subscribers and resulting benefits in economies of scale.

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

                                                                 THREE MONTHS ENDED
                             -----------------------------------------------------------------------------------------------------
                              SEPT. 30,    DEC. 31,     MARCH 31,    JUNE 30,     SEPT. 30,    DEC. 31,     MARCH 31,    JUNE 30,
                                1995         1995         1996         1996         1996         1996         1997         1997
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (UNAUDITED)
OPERATING DATA:
Recurring revenues           $   26,994   $   30,658   $   33,743   $   36,964   $   39,697   $   42,637   $   46,475   $   50,004
Technical expenses                6,842        7,015        7,943        8,783        9,725       10,273       10,765       11,385
General and
  administrative expenses        11,350       12,243       12,792       13,043       13,668       14,162       15,763       15,814
Depreciation and
  amortization                    3,469        3,910        4,248        4,942        5,714        6,288        6,808        7,240
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating profit before
  selling expenses                5,333        7,490        8,760       10,196       10,590       11,914       13,139       15,565
Selling expenses (1)             10,889       11,181       11,601       12,836       13,588       14,900       15,443       16,556
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating income (loss)      $   (5,556)  $   (3,691)  $   (2,841)  $   (2,640)  $   (2,998)  $   (2,986)  $   (2,304)  $     (991)
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

EBITDA                       $   (2,087)  $      219   $    1,407   $    2,302   $    2,716   $    3,302   $    4,504   $    6,249
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

OTHER DATA:
Units in service (2)          1,131,464    1,240,024    1,374,146    1,524,297    1,684,937    1,851,445    2,001,525    2,181,775
Net subscriber additions        122,781      108,560      134,122      150,151      160,640      166,508      150,080      180,250
ARPU (3)                     $     8.41   $     8.62   $     8.61   $     8.50   $     8.25   $     8.04   $     8.04   $     7.97
National retail outlets           3,408        3,411        3,690        4,286        5,025        5,530        7,388       10,412

Operating profit before
  selling expenses per
  subscriber per month (4)   $     1.66   $     2.11   $     2.23   $     2.35   $     2.20   $     2.25   $     2.27   $     2.48
Selling expenses per net
  subscriber addition (1)(5) $       89   $      103   $       86   $       85   $       85   $       89   $      103   $       92

--------------

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

     This Form 10-Q contains statements that constitute forward-looking statements. Readers are cautioned that such forward-looking statements involve risk and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for 1997 and beyond to differ materially from those expressed in any such forward-looking statements -- economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; the timely development and acceptance of new products; changes in regulation by the Federal Communications Commission and various state regulatory agencies and the ability of the Company to obtain financing to construct, operate and market the transmission network for two-way services.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          The exhibits listed on the accompanying index to exhibits are filed as a part of this quarterly report.

(b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PAGEMART, INC.


                                        /s/ JOHN D. BELETIC
                                        ------------------------------------
                                        John D. Beletic
August 13, 1997                         Chairman, President and
                                        Chief Executive Officer


                                        /s/ G. CLAY MYERS
                                        ------------------------------------
                                        G. Clay Myers
August 13, 1997                         Vice President, Finance,
                                        Chief Financial Officer and
                                        Treasurer (principal financial
                                        and chief accounting officer)

                                 EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.1*         Purchase Financing Agreement dated March 21, 1997 between
              PageMart, Inc. and Glenayre Electronics, Inc.

27.1*         Financial Data Schedule.


*    Filed herewith.