Form 10-Q
period 1997-09-30
PAGEMART INC
filed 1997-11-14
CIK 922227

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    --------

                          COMMISSION FILE NO. 0-24436

                                 PAGEMART, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           75-2283921
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

    3333 LEE PARKWAY, SUITE 100
             DALLAS, TEXAS                                      75219
(Address of principal executive offices)                      (Zip code)

                                 (214) 765-4000
              (Registrant's telephone number, including area code)

             6688 N. CENTRAL EXPWY., SUITE 800; DALLAS, TEXAS 75206 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  X                                                       NO
       ------                                                      ------

As of November 5, 1997, there were 100 shares of the registrant's common stock outstanding, all of which were owned by PageMart Wireless, Inc.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         PAGEMART, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                PAGE
                                                                                              ----

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1996
               AND SEPTEMBER 30, 1997........................................................  3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
              MONTHS ENDED SEPTEMBER 30, 1996 AND 1997.......................................  4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
              MONTHS ENDED SEPTEMBER 30, 1996 AND 1997.......................................  5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................  7

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS................................................................... 14

ITEM 5.  OTHER INFORMATION................................................................... 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................... 14

                        PAGEMART, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         December 31,    September 30,
                                                             1996            1997
                                                          ---------       ---------
                                                                         (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                             $      55       $      --
    Accounts receivable, net                                    134          10,028
    Inventories                                                   1           6,102
    Prepaid expenses and other current assets                 3,021           5,153
                                                          ---------       ---------
         Total current assets                                 3,211          21,283

Property and equipment, net                                  82,960          86,396

Narrowband licenses                                          38,210          38,210

Deferred debt issuance costs, net                             2,355           2,096

Other assets                                                  5,731           2,520
                                                          ---------       ---------
         Total assets                                     $ 132,467       $ 150,505
                                                          =========       =========


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
    Accounts payable                                      $  28,133       $  22,352
    Current maturities of long-term debt                         --           1,589
    Deferred revenue                                         44,507          60,168
    Other current liabilities                                 8,925          16,008
                                                          ---------       ---------
         Total current liabilities                           81,565         100,117

Long-term debt                                              107,947         126,671

Commitments and contingencies

Stockholder's deficit:
    Common stock $.0001 par value per share, 1,000
       shares authorized, 100 issued at December 31,
       1996 and September 30, 1997                               --              --
    Additional paid-in capital                              124,438         124,438
    Accumulated deficit                                    (181,483)       (200,721)
                                                          ---------       ---------
         Total stockholder's deficit                        (57,045)        (76,283)
                                                          ---------       ---------
         Total liabilities and stockholder's deficit      $ 132,467       $ 150,505
                                                          =========       =========

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                         PAGEMART, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                          Three Months Ended September 30, Nine Months Ended September 30,
                                               1996           1997            1996            1997
                                             --------       --------       ---------       ---------

Revenues:
    Recurring revenue                        $ 39,697       $ 53,593       $ 110,404       $ 150,074
    Equipment sales and activation fees        16,253         19,213          43,208          50,357
                                             --------       --------       ---------       ---------
         Total revenues                        55,950         72,806         153,612         200,431

Cost of equipment sold                         19,216         24,055          50,939          62,437

Operating expenses:
    Technical                                   9,578         11,963          26,451          34,113
    Selling                                    10,691         12,251          30,602          37,256
    General and administrative                 13,541         16,957          39,503          48,534
    Depreciation and amortization               5,714          7,626          14,904          21,674
                                             --------       --------       ---------       ---------
         Total operating expenses              39,524         48,797         111,460         141,577
                                             --------       --------       ---------       ---------
         Operating loss                        (2,790)           (46)         (8,787)         (3,583)

Other (income) expense:
    Interest expense                            3,980          4,769          12,075          13,437
    Interest income                               (12)           (12)           (145)            (51)
    Other                                         614            783           1,363           2,269
                                             --------       --------       ---------       ---------
         Total other (income) expense           4,582          5,540          13,293          15,655
                                             --------       --------       ---------       ---------
Net loss                                     $ (7,372)      $ (5,586)      $ (22,080)      $ (19,238)
                                             ========       ========       =========       =========


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                         PAGEMART, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                                      1996            1997
                                                                                    --------       --------

Cash flows from operating activities:
    Net loss                                                                        $(22,080)      $(19,238)
    Adjustments to reconcile net loss to
       net cash provided by operating activities
       Depreciation and amortization                                                  14,904         21,674
       Provision for bad debt                                                          4,610          8,095
       Accretion of discount on senior discount notes                                  9,570         10,879
       Amortization of deferred debt issuance costs                                      254            259
       Changes in certain assets and liabilities:
          (Increase) decrease in accounts receivable                                   5,001        (17,989)
          (Increase) decrease in inventories                                          11,179         (5,961)
          (Increase) decrease in prepaid expenses and other current assets               261         (2,132)
          Increase in due from affiliates                                                 --           (200)
          (Increase) decrease in other assets                                           (904)         2,264
          Decrease in accounts payable                                                  (292)        (5,781)
          Increase in deferred revenue                                                17,412         15,661
          Increase in other current liabilities                                        3,399          7,083
                                                                                    --------       --------
               Net cash provided by operating activities                              43,314         14,614
                                                                                    --------       --------

Cash flows from investing activities:
    Purchases of property and equipment, net                                         (36,485)       (23,119)
    Release of restricted cash                                                           500             --
    Other                                                                               (121)          (984)
                                                                                    --------       --------
               Net cash used in investing activities                                 (36,106)       (24,103)
                                                                                    --------       --------

Cash flows from financing activities:
    Borrowings from vendor financing arrangement                                          --          9,933
    Payments on vendor financing arrangement                                         (15,027)          (499)
                                                                                    --------       --------
               Net cash provided by (used in) financing activities                   (15,027)         9,434
                                                                                    --------       --------

Net decrease in cash and cash equivalents                                             (7,819)           (55)

Cash and cash equivalents, beginning of period                                         9,897             55
                                                                                    --------       --------

Cash and cash equivalents, end of period                                            $  2,078       $      0
                                                                                    ========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
          Interest                                                                  $  1,662       $    482
          Income taxes                                                              $     --       $     --

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES:

Property transferred to PageMart Wireless, Inc.                                                    $    200

      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                         PAGEMART, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (UNAUDITED)

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

2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3.  SUBSEQUENT EVENT

     The Company is proposing to (a) refinance certain of its outstanding indebtedness (the "Refinancing"), and (b) modify its corporate structure.

     The Refinancing will consist of the offer to purchase all of the 12 1/4% Senior Discount Notes Due 2003 (the "12 1/4% Notes") of the Company tendered in its tender offer (the "Tender Offer") for all outstanding 12 1/4% Notes and the elimination of most of the covenants and agreements in the indenture relating to the 12 1/4% Notes.

     The Company will modify its corporate structure by merging (the "Merger") the Company into its parent corporation, Wireless, pursuant to which Wireless will be the surviving corporation.

     Wireless is proposing to raise approximately $225 million through an Offering (the "Offering") of Senior Subordinated Discount Notes Due 2007 (the "New Subordinated Notes") and to amend the terms of certain of the covenants and agreements in the indenture relating to its 15% Senior Discount Notes due 2005 (the "15% Notes") pursuant to consents being solicited from holders of such notes.

     Wireless intends to use the net proceeds of the Offering of the New Subordinated Notes to finance the Tender Offer, to fund the initial construction and deployment of the its Narrowband Personal Communications Services ("NPCS") network and for other general corporate purposes.

     Consummation of the Offering, the Refinancing and the Merger will occur simultaneously and is conditional upon, among other things, market conditions, receipt of consents from at least a majority in principal amount at maturity of the 15% Notes and receipt of tenders of at least a majority in principal amount at maturity of the 12 1/4% Notes.

     The New Subordinated Notes will be sold in the United States in a private placement and outside the United States pursuant to Regulation S. Accordingly, the New Subordinated Notes will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of such act. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer or solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any state.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and financial condition of the Company for the three and nine months ended September 30, 1997 and 1996. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere in this report. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

     Since commencing operations in 1990, the Company has invested heavily in its one-way wireless communications network and administrative infrastructure in order to establish nationwide coverage, sales offices in major metropolitan areas, centralized customer service call centers and administrative support functions. The Company incurs substantial fixed operating costs related to its one-way wireless communications infrastructure, which is designed to serve a larger subscriber base than the Company currently serves in order to accommodate growth. In addition, the Company incurs substantial costs associated with new subscriber additions. As a result, the Company has generated significant net operating losses for each year of its operations. See "Management's Presentation of Results of Operations."

     The Company's strategy is to expand its subscriber base to increase profitability and cash flow through greater utilization of its nationwide wireless communications network. From September 30, 1996 to September 30, 1997, the number of domestic units in service increased from 1,684,937 to 2,343,299. None of the Company's growth is attributable to acquisitions. Given its growth strategy and the substantial associated selling and marketing expenses, the Company expects to continue to generate operating losses in 1997 from its one-way wireless communications business. The Company's ability to generate operating income is primarily dependent on its ability to attain a sufficiently large installed subscriber base that generates recurring revenues which offsets the fixed operating costs of its wireless networks, administration and selling and marketing expenses. The Company intends to achieve this growth by promoting its customized paging and other wireless messaging services through its national sales offices, retail distribution channels, private brand strategic alliances with GTE Corporation, Southwestern Bell Mobile Systems, AT&T Wireless Services, Ameritech Mobile Services, Inc., EXCEL Communications, Inc., ALLTEL Communications, Inc., Bluegrass Cellular, First Cellular of Southern Illinois and international expansion.

     The Company has historically sold, rather than leased, substantially all of the messaging equipment used by its subscribers. As a result, the Company has much less capital invested in messaging equipment than other paging carriers since it recouped a substantial portion of messaging equipment costs upon sale to retailers and subscribers. This resulted in significantly lower capital expenditures and depreciation expense than if the Company leased such equipment to its subscribers. In addition, the Company's financial results are much different from those of other paging carriers that lease messaging equipment to subscribers because the Company recognizes the cost of messaging equipment sold in connection with adding new subscribers at the time of sale rather than capitalizing and depreciating the cost of messaging equipment over periods ranging from three to five years as occurs with paging carriers that lease messaging equipment to subscribers. In addition, the Company's retail distribution strategy results in the recognition of expenses associated with messaging equipment sales and other sales and marketing expenses in advance of new subscribers being added to the base and generating revenues (as retailers carry inventory).

     The Company sells its messaging equipment through multiple distribution channels, including direct sales, third-party resellers, private brand strategic alliances and local and national retail stores. At September 30, 1997, the Company's national retail, private brand strategic alliances and national sales offices strategic business units represented approximately 25%, 30% and 45% of the Company's total subscriber base, respectively. Selling and marketing expenses are primarily attributable to compensation paid to the Company's sales force, advertising and marketing costs and to losses resulting from the fact that, for competitive and marketing reasons, the Company generally sells each new unit for less than its acquisition cost. The Company's accounting practices result in selling and marketing expenses, including loss on sale of equipment, being recorded at the time a unit is sold. The Company expects equipment prices per unit generally to remain constant or decline only slightly as sales volumes increase. Management anticipates that loss on equipment sold will generally remain constant on a per unit basis for the foreseeable future. Units sold by the Company during a given month may exceed units activated and in service due to inventory stocking by and distribution strategies of national retailers. As a result, selling and marketing expenses per net subscriber addition may fluctuate from period to period.

     The Company derives its recurring revenue primarily from fixed periodic fees for services that are not generally dependent on usage. Consequently, the Company's ability to recoup its initial selling and marketing costs, to meet operating expenses and to achieve profitability is dependent on the average length of each customer's subscription period. As long as a subscriber continues to utilize the Company's service, operating results benefit from the recurring payments of the fixed fees without the incurrence of additional selling expenses by the Company. Conversely, operating results are adversely affected by customer disconnections. Each month a percentage of the Company's existing customers have their service terminated for a variety of reasons, including failure to pay, dissatisfaction with service and switching to a competing service provider. The Company's average monthly disconnection rates for the years ended December 31, 1994, 1995, 1996 and for the nine months ended September 30, 1997 were 3.4%, 2.5%, 2.4% and 2.4%, respectively.

     Approximately 90% of the Company's average monthly revenue per unit ("ARPU") is attributable to fixed fees for airtime, coverage options and features. A portion of the remainder is dependent on usage. Management anticipates that the Company's ARPU will decline in the foreseeable future due to a continued higher mix of subscribers added through private brand strategic alliance programs, which yield lower ARPU. ARPU is lower for subscribers added through private brand strategic alliance programs because these subscribers are generally high volume customers that are charged wholesale airtime rates. However, because private brand strategic alliance partners are responsible for selling and marketing costs, billing, collection and other administrative costs associated with end-users, the Company incurs substantially lower marketing and administrative costs with respect to such subscribers.

RESULTS OF OPERATIONS

     The Company's principal operations to date are its domestic one-way wireless messaging division. The following discussion of results of operations analyzes the results of the Company's domestic one-way wireless messaging operations, unless otherwise indicated.

     Certain of the following financial information is presented on a per subscriber unit basis. Management of the Company believes that such a presentation is useful in understanding the Company's results because it is a meaningful comparison period to period given the Company's growth rate and the significant differences in the number of subscribers of other paging companies.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

Units in Service

     Units in service from domestic operations were 1,684,937 and 2,343,299 as of September 30, 1996 and 1997, respectively, representing an annual growth rate of 39%. In addition, for the three and nine months ended September 30, 1997, PageMart Canada Limited ("PageMart Canada") added 6,195 and 17,916 subscribers, respectively. As a result of its ownership interest in PageMart Canada, the Company's proportional share of net subscriber additions from PageMart Canada was 3,717 and 10,750 units for the three and nine months ended September 30, 1997, respectively. The Company has experienced strong growth in units in service due primarily to the success of its sales and marketing strategies in the national retail, private brand strategic alliance and direct sales programs.

Revenues

     Revenues for the three and nine months ended September 30, 1997 were $72.7 million and $200.3 million, respectively, compared to $56.0 million and $153.6 million for the three and nine months ended September 30, 1996. Recurring revenues for airtime, voice mail and other services for the three and nine months ended September 30, 1997 were $53.6 million and $150.1 million, respectively, compared to $39.7 million and $110.4 million for the comparable periods ended September 30, 1996. Revenues from equipment sales and activation fees for the three and nine months ended September 30, 1997 were $19.1 million and $50.2 million, respectively, compared to $16.3 million and $43.2 million for the comparable periods ended September 30, 1996. The increases in recurring revenues and revenues from equipment sales and activation fees were primarily due to the rapid growth in the number of units in service. The increase in equipment sales during the third quarter of 1997 was partially offset by a decline in the average price per unit sold.

     The Company's ARPU was $8.25 and $7.90 in the third quarter of 1996 and 1997, respectively. Over the past year, the Company's ARPU has decreased primarily as a result of an increase in subscribers added through the private brand strategic alliance channel. This decrease in ARPU has been offset partially by a higher mix of multi-city, regional and nationwide services as well as increased sales of other value-added services such as voice mail and toll-free numbers.

Cost of Equipment Sold

     The cost of equipment sold for the three and nine months ended September 30, 1997 was $24.0 million and $62.3 million, respectively, compared to $19.2 million and $50.9 million for the comparable periods ended September 30, 1996. The change in 1997 was primarily due to an increase in the number of units sold. The Company expects pager costs generally to remain constant with modest reductions in cost to the Company as a result of volume purchase discounts.

Operating Expenses

     Technical expenses were $12.0 million and $34.1 million for the three and nine months ended September 30, 1997, respectively, compared to $9.6 million and $26.5 million for the comparable 1996 periods. The increase was primarily due to increased telecommunications and site expenses associated with servicing the Company's expanded network and larger subscriber base. On an average monthly cost per unit in service basis, technical expenses were $2.02 and $1.76 in the third quarter of 1996 and 1997, respectively, compared to $2.01 and $1.81 for the nine months ended September 30, 1996 and 1997, respectively. The per unit decrease was the result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

     Selling expenses for the three and nine months ended September 30, 1997 were $12.1 million and $36.9 million, respectively, compared to $10.6 million and $30.3 million for the three and nine months ended September

30, 1996, respectively. This increase resulted from greater marketing and advertising costs related to the growth in units sold as well as costs associated with the stocking of additional retail outlets. The Company added 7,146 retail outlets from September 30, 1996 to September 30, 1997. During the nine months ended September 30, 1996 and 1997, the Company added 444,913 and 491,854 net new domestic units in service, respectively. Management views the net loss on equipment sold to be a component of selling and marketing expenses incurred to add new subscribers. See "Management's Presentation of Results of Operations." Selling and marketing expenses per net domestic subscriber addition (including loss on equipment sales) was $85 for both the three and nine months ended September 30, 1996, compared to $105 and $100 for the three and nine months ended September 30, 1997, respectively. This increase was due to losses recognized on the sale of pagers due to stocking new retail outlets. The Company added 1,759 additional retail outlets in the three months ended September 30, 1997, including additions from Eckerd Drug and Southland (7-Eleven) stores. The losses on equipment sold are recognized when pagers are shipped to retailers, usually before the units are placed into service, thus increasing selling expenses (including loss on the sale of equipment) per net subscriber addition. During the three and nine months ended September 30, 1997, the Company incurred $112,000 and $356,000 respectively, in selling expenses associated with its international operations (including loss on sale of equipment).

     General and administrative expenses (including costs associated with customer service, field administration and corporate headquarters) for the three and nine months ended September 30, 1997 were $17.0 million and $48.5 million, respectively, compared to $13.5 million and $39.5 million for the comparable 1996 periods. This increase was attributable to the Company's expansion of its customer service call centers and other administrative capabilities to support the growing subscriber base which required additional office space, administrative personnel and customer service representatives. On an average cost per month per unit in service basis, general and administrative expenses were $2.84 and $2.50 in the third quarter of 1996 and 1997, respectively, and $3.00 and $2.57 for the nine months ended September 30, 1996 and 1997, respectively. The per unit decrease was a result of increased operating efficiencies and economies of scale achieved through the growth of the Company's subscriber base.

     Depreciation and amortization for the three and nine months ended September 30, 1997 were $7.6 million and $21.7 million, respectively, compared to $5.7 million and $14.9 million for the comparable periods ended September 30, 1996. The increase resulted from the expansion of the Company's network infrastructure including transmitter and terminal equipment, as well as the purchase and development of a new centralized administrative system in 1996 and the first nine months of 1997. As an average cost per month per unit in service, depreciation and amortization was $1.19 and $1.12 in the third quarter of 1996 and 1997, respectively, and was $1.13 and $1.15 for the nine months ended September 30, 1996 and 1997, respectively.

Interest Expense

     Interest expense for the three and nine months ended September 30, 1997 was $4.8 million and $13.4 million, respectively, compared to $4.0 million and $12.1 million for the comparable periods ended September 30, 1996. The increase in 1997 was primarily the result of increased interest expense related to the 12 1/4% Senior Discount Notes due 2003 issued by the Company in October 1993 (the "12 1/4% Notes"). Interest expense related to the 12 1/4% Notes was $3.4 million and $3.8 million for the three months ended September 30, 1996 and 1997, respectively, and was $9.8 million and $11.1 million for the nine months ended September 30, 1996 and 1997, respectively.

Net Loss

     The Company sustained net losses for the three and nine months ended September 30, 1997 of $5.6 million and $19.2 million, respectively, compared to $7.4 million and $22.1 million for the three and nine months ended September 30, 1996, respectively, principally due to the cost of funding the growth rate of the Company's subscriber base which resulted in an increase in units sold, selling and marketing expenses, operating expenses and interest expense.

MANAGEMENT'S PRESENTATION OF RESULTS OF OPERATIONS

Comparison with GAAP Presentation

     The Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 1996 and 1997 included elsewhere in this report, have been prepared in accordance with generally accepted accounting principles ("GAAP"). For internal management purposes, the Company prepares statements of operations that are derived from the Company's GAAP financial statements but are reordered in a format that management uses for its internal review of the Company's performance and that management believes are useful in understanding the Company's results.

     Management believes that operating profit before selling expenses is a meaningful indicator of the profitability of the Company's installed base of units in service because it measures the recurring revenues received for services less the costs (including depreciation and amortization) associated with servicing that installed base. Operating profit before selling expenses per domestic subscriber per month for the Company's one-way operations has grown from $2.11 during the fourth quarter of 1995 to $2.51 during the third quarter of 1997 due primarily to the Company's increase in subscribers and resulting benefits in economies of scale.

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


                                                                    THREE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------
                             DEC. 31,     MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,   MARCH 31,    JUNE 30,     SEPT. 30,
                               1995         1996        1996         1996        1996        1997         1997         1997
                            ----------   ----------  -----------  ----------  ----------  ----------  ----------   ----------
                                                                        (UNAUDITED)

OPERATING DATA:
Recurring revenues          $   30,658   $   33,743  $    36,964  $   39,697  $   42,637  $   46,475  $   50,004   $   53,593
Technical expenses               7,015        7,943        8,783       9,725      10,273      10,765      11,385       11,963
General and
  administrative expenses       12,243       12,792       13,043      13,668      14,162      15,763      15,814       16,957
Depreciation and
   amortization                  3,910        4,248       4,942        5,714       6,288       6,808       7,240        7,626
                            ----------   ----------  -----------  ----------  ----------  ----------  ----------   ----------
Operating profit before
  selling expenses               7,490        8,760      10,196       10,590      11,914      13,139      15,565       17,047
Selling expenses (1)            11,181       11,601      12,836       13,588      14,900      15,443      16,556       16,981
                            ----------   ----------  -----------  ----------  ----------  ----------  ----------   ----------
Operating income (loss)     $   (3,691)  $   (2,841) $   (2,640)  $   (2,998) $   (2,986) $   (2,304) $     (991)  $       66
                            ==========   ==========  ==========   ==========  ==========  ==========  ==========   ==========
EBITDA                      $      219   $    1,407  $    2,302   $    2,716  $    3,302  $    4,504  $    6,249   $    7,692
                            ==========   ==========  ==========   ==========  ==========  ==========  ==========   ==========
OTHER DATA:
Units in service (2)         1,240,024    1,374,146   1,524,297    1,684,937   1,851,445   2,001,525   2,181,775    2,343,299
Net subscriber additions       108,560      134,122     150,151      160,640     166,508     150,080     180,250      161,524
ARPU (3)                    $     8.62   $     8.61  $     8.50   $     8.25  $     8.04  $     8.04  $     7.97   $     7.90
National retail outlets          3,411        3,690       4,286        5,025       5,530       7,388      10,412       12,171
Operating profit before
   selling expenses per
   domestic subscriber per
   per month (4)            $     2.11   $     2.23  $     2.35   $     2.20  $     2.25  $     2.27  $     2.48   $     2.51
Selling expenses per net
   domestic subscriber
   addition (1)(5)          $      103   $       86  $       85   $       85  $       89  $      103  $       92   $      105

---------------------

(1)  Includes loss on sale of equipment.

(2)  Stated as of the end of each period.

(3) Calculated by dividing domestic recurring revenues for the quarter by the average number of domestic units in service during that quarter. Stated as the monthly average for the quarter.

(4) Calculated by dividing operating profit before selling expenses (selling expenses include loss on sale of equipment) for the quarter by the average number of domestic units in service during that quarter. Stated as the monthly average for the quarter.

(5) Calculated by dividing selling expenses, including loss on sale of equipment, for the quarter by the net domestic subscriber additions for the quarter.

     This Form 10-Q contains statements that constitute forward-looking statements. Readers are cautioned that such forward-looking statements involve risk and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for 1997 and beyond to differ materially from those expressed in any such forward- looking statements - economic conditions generally in the United States and consumer confidence; the ability of the Company to manage its debt levels; the impact of technological change in the telecommunications industry; the future cost of network infrastructure and subscriber equipment; the impact of competition and pricing of paging and wireless services; the timely development and acceptance of new products; changes in regulation by the FCC and various state regulatory agencies and the ability of the Company to obtain financing to construct, operate and market the transmission network for advanced messaging services.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Incorporated by reference to the Company's Form 8-K filed on November 5,
1997

ITEM 5.  OTHER INFORMATION

     On September 30, 1997, Roger Linquist resigned from the Company's board of directors based on the prospect that his endeavors at General Wireless, Inc. will occupy much more of his time. Mr. Linquist served on the board for approximately eight years and was a founder of the Company.

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



                                            PAGEMART, INC.



                                            BY:  /S/JOHN D. BELETIC
                                               ----------------------------
                                            JOHN D. BELETIC
NOVEMBER 12, 1997                           CHAIRMAN AND CHIEF EXECUTIVE
                                            OFFICER




                                            BY: /S/ G. CLAY MYERS
                                               ----------------------------
                                            G. CLAY MYERS
NOVEMBER 12, 1997                           VICE PRESIDENT, FINANCE,
                                            CHIEF FINANCIAL OFFICER AND
                                            TREASURER (PRINCIPAL FINANCIAL
                                            AND CHIEF ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
20.1**             Form 8-K of the Company dated November 5, 1997

27.1*              Financial Data Schedule.


*        Filed herewith.

**       Previously filed